Form 10-Q
period 2021-06-30
Tuatara Capital Acquisition Corp
filed 2021-08-16
CIK 1801602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 13, 2021, there were 20,000,000 Class A ordinary shares, $0.0001 par value and 5,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TUATARA CAPITAL ACQUISITION CORPORATION

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	1
Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2021, for the three months ended June 30, 2020 and for the period from January 24, 2020 (inception) through June 30, 2020	2
Unaudited Condensed Statements of Changes in Shareholders’ Equity for three and six months ended June 30, 2021 and for the period from January 24, 2020 (inception) through June 30, 2020	3
Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2021 and for the period from January 24, 2020 (inception) through June 30, 2020	4
Unaudited Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20
Part III. Signatures	21

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

TUATARA CAPITAL ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$790,002	$185,752
Prepaid expenses	415,864	—
Total Current Assets	1,205,866	185,752

Deferred offering costs	—	417,083
Investments held in Trust Account	200,018,363	—
TOTAL ASSETS	$201,224,229	$602,835

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$104,672	$—
Accrued offering costs	108,000	332,899
Promissory note – related party	—	250,000
Total Current Liabilities	212,672	582,899

Warrant Liabilities	18,400,000	—
Deferred underwriting fee payable	7,000,000	—
Total Liabilities	25,612,672	582,899

Commitments and Contingencies

Class A ordinary shares subject to possible redemption 17,061,155 and no shares at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	170,611,550	—

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,938,845 and no shares issued and outstanding (excluding 17,061,155 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	294	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 and 5,031,250 (1) shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	500	503
Additional paid-in capital	4,499,186	24,497
Retained Earnings (Accumulated deficit)	500,027	(5,064)
Total Shareholders’ Equity	5,000,007	19,936
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$201,224,229	$602,835

(1)	Includes up to 31,250 shares of Class B common stock subject to forfeiture as a result of the underwriter’s election to partially exercise its over-allotment option underwriters (see Note 5).

 The accompanying notes are an integral part of the unaudited condensed financial statements.

TUATARA CAPITAL ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from January 24, 2020 (Inception) Through June 30,
	2021	2020	2021	2020

Operating and formation costs	$164,308	$—	$259,886	$—
Loss from operations	(164,308)	—	(259,886)	—

Other income:
Change in fair value of warrants	2,720,000	—	1,600,000	—
Transaction costs allocated to warrants	—	—	(853,386)	—
Interest earned on marketable securities held in Trust Account	12,575	—	18,363	—
Other income, net	2,732,575	—	764,977	—

Net income	$2,568,267	$—	$505,091	$—

Weighted average shares outstanding, Class A redeemable ordinary shares	20,000,000	—	20,000,000	—

Basic and diluted net income per share, Class A redeemable ordinary shares	$—	$—	$—	$—

Weighted average shares outstanding, Class B non-redeemable ordinary shares	5,000,000	—	4,834,254	—

Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.51	$—	$0.10	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUATARA CAPITAL ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	—	$—	5,031,250	$503	$24,497	$(5,064)	$19,936

Sale of 20,000,000 Units, net of underwriting discounts, offering costs and fair value of the Public Warrants	20,000,000	2,000	—	—	175,084,530	—	175,086,530

Forfeiture of Founder Shares	—	—	(31,250)	(3)	3	—	—

Class A ordinary shares subject to possible redemption	(16,804,328)	(1,680)	—	—	(168,041,600)	—	(168,043,280)

Net loss	—	—	—	—	—	(2,063,176)	(2,063,176)

Balance – March 31, 2021	3,195,672	$320	5,000,000	$500	$7,067,430	$(2,068,240)	$5,000,010

Class A ordinary shares subject to possible redemption	(256,827)	(26)	—	—	(2,568,244)	—	(2,568,270)

Net income	—	—	—	—	—	2,568,267	2,568,267
Balance – June 30, 2021	2,938,845	$294	5,000,000	$500	$4,499,186	$500,027	$5,000,007

FOR THE PERIOD FROM JANUARY 24, 2020 (INCEPTION) TO JUNE 30, 2020

	Class B Ordinary Shares		Additional Paid	(Accumulated Deficit) / Retained	Total Shareholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance – January 24, 2020 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	—	—	—

Net loss	—	—	—	—	—

Balance – March 31, 2020	—	$—	$—	$—	$—

Issuance of ordinary share	—	—	—	—	—

Net loss	—	—	—	—	—

Balance – June 30, 2020	—	$—	$—	$—	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUATARA CAPITAL ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,	For the Period from January 24, 2020 (Inception) Through June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$505,091	$—
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(18,363)	—
Change in fair value of warrants	(1,600,000)	—
Transaction costs allocated to warrants	853,386	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(415,864)	—
Accounts payable and accrued expenses	104,672	—
Net cash used in operating activities	(571,078)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(200,000,000)	—
Net cash used in investing activities	(200,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	196,000,000	—
Proceeds from sale of Private Placements Warrants	6,000,000	—
Repayment of promissory note – related party	(250,000)	—
Payment of offering costs	(574,672)	—
Net cash provided by financing activities	201,175,328	—

Net Change in Cash	604,250	—
Cash – Beginning of period	185,752	—
Cash – End of period	$790,002	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$108,000	$—
Initial classification of Class A ordinary shares subject to possible redemption	$166,853,030	$—
Change in value of Class A ordinary shares subject to possible redemption	$3,758,520	$—
Deferred underwriting fee payable	$7,000,000	$—

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

TUATARA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 16, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

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

TUATARA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30,		Six Months Ended	For the Period from January 24, 2020 (Inception) Through June 30,
	2021	2020	2021	2020
Class A Ordinary Shares
Numerator: Earnings allocable to Class A Ordinary Shares
Interest Income	$12,575	$—	$18,363	$—
Net Earnings Loss	$(12,575)	$—	$(18,363)	$—
Denominator: Weighted Average Class A Ordinary Shares
Class A Ordinary Shares, Basic and Diluted	20,000,000	—	20,000,000	—
Earnings/Basic and Diluted Class A Ordinary Shares	$—	$—	$—	$—

Class B Ordinary Shares
Numerator: Net Income minus Net Earnings
Net Income	$2,568,267	$—	$505,091	$—
Net Earnings	(12,575)	—	(18,363)	—
Net Income	$2,555,692	$—	$486,728	$—
Denominator: Weighted Average Class B Ordinary Shares
Class B Ordinary Shares, Basic and Diluted	5,000,000	—	4,834,254	—
Income/Basic and Diluted Class B Ordinary Shares	$0.51	$—	$0.10	$—

Note: As of December 31, 2020, basic and diluted shares are the same as there are no securities that are dilutive to the Company’s shareholders.

TUATARA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units, which includes a partial exercise by the underwriters of their overallotment option in the amount of 2,500,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $6,000,000, in a private placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless. Due to the excess of the fair value of the Private Placement warrants in excess of the purchase price, the Company recorded an expense of $2,400,000 for the six months period ended June 30, 2021.  This expense is included in the change in fair value of warrants on the Company’s statements of operations.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 10, 2020, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for an aggregate purchase price of $25,000 (the “Founder Shares”). On January 26, 2021, the Sponsor returned 1,437,500 Founder Shares to the Company, which were canceled, resulting in an aggregate of 4,312,500 Founder Shares outstanding. On February 3, 2021, the Sponsor transferred 50,000 Founder Shares to Mr. Taney, 40,000 Founder Shares to Mr. Bornstein and 40,000 Founder Shares to Mr. Kekedjian for the same per share purchase price paid by the Sponsor. On February 11, 2021, the Company effected a share capitalization pursuant to which an additional 718,750 Founder Shares were issued, resulting in an aggregate of 5,031,250 Founder Shares outstanding. The Founder Shares included an aggregate of up to 656,250 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the underwriters’ election to partially exercise their over-allotment option and the expiration of the remaining over-allotment option, a total of 625,000 shares are no longer subject to forfeiture and 31,250 shares were forfeited, resulting in an aggregate of 5,000,000 Founder Shares issued and outstanding as of June 30, 2021.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on February 11, 2021, pursuant to which it will pay the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $50,000 in fees for these services, of which such amount is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 2,938,845 Class A ordinary shares issued and outstanding, excluding 17,061,155 share of Class A ordinary shares subject to possible redemption. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

TUATARA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 5,000,000 and 5,031,250 Class B ordinary shares issued and outstanding, respectively.

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

NOTE 8. WARRANTS

At June 30, 2021, there were 10,000,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

At June 30, 2021, there were 6,000,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (x) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (y) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable (except as described above) so long as they are held by the initial purchasers or their permitted transferees and (z) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will be entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

TUATARA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOTE 9. FAIR VALUE MEASUREMENTS

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

At June 30, 2021, assets held in the Trust Account were comprised of $532 in cash and $200,017,831 in U.S. Treasury securities. During the six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s gross holding gains and fair value of held-to-maturity securities at June 30, 2021:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain	Fair Value
June 30, 2021	U.S. Treasury Securities (Mature on 09/23/21)	$200,017,831	$(9,169)	$200,008,662

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Assets:
U.S. Treasury Securities (Mature on 09/23/21)	1	$200,008,662

Liabilities:
Warrant Liability – Public Warrants	1	$11,500,000
Warrant Liability – Private Placement Warrants	2	$6,900,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

The Private Placement Warrants were initially valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date for both the Public Warrants and Private Placement Warrants.

TUATARA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
The following table provides quantitative information regarding Level 3 fair value measurements:

At February 17, 2021 (Initial Measurement)
Stock price	$10.00
Strike price	$11.50
Term (in years)	5.0
Volatility	25.0%
Risk-free rate	0.85%
Dividend yield	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 17, 2021	8,400,000	14,000,000	22,400,000
Change in fair value	(1,500,000)	(2,500,000)	(4,000,000)
Fair value as of June 30, 2021	$6,900,000	$11,500,000	$18,400,000
Transfers to Level 1	$—	$11,500,000	$11,500,000
Transfers to Level 2	$6,900,000	$—	$6,900,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement for the period from February 17, 2021 (initial measurements) through June 30, 2021 was $11,500,000. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement for the period from February 17, 2021 (initial measurements) through June 30, 2021 was $6,900,000.

NOTE 10. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 24, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net income of $2,568,267, which consists of a change in the fair value of warrant liability of $2,720,000 and interest earned on marketable securities held in the Trust Account of $12,575, offset by formation and operating costs of $164,308.

For the six months ended June 30, 2021, we had a net income of $505,091, which consists of a change in the fair value of warrant liability of $1,600,000 and interest earned on marketable securities held in the Trust Account of $18,363, offset by transaction costs allocated to warrants of $853,386 and formation and operating cost of $259,886.

For the three months ended June 30, 2020, we had a no net income or loss.

For the period from January 24, 2020 (inception) through June 30, 2020, we had a no net income or loss.

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

For the six months ended June 30, 2021, cash used in operating activities was $571,078. Net income of $505,091 was affected by interest earned on marketable securities held in the Trust Account of $18,363, a change in the fair value of warrant liability of $1,600,000 and transaction costs allocable to warrants $853,386. Changes in operating assets and liabilities used $311,192 of cash for operating activities.

For the period from January 24, 2020 (inception) through June 30, 2020, there were no records of cash in operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $200,018,363 (including approximately $18,363 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $790,002. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in internal controls over financial reporting related to inaccurate accounting for warrants issued in connection with our Initial Public Offering and private placement. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implementedÐemediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced theÐupervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this has not been fully remediated. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering and in our quarterly report on Form 10-Q for the quarter ended March 31, 2021, each filed with the SEC.

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

TUATARA CAPITAL ACQUISITION CORPORATION

Date: August 13, 2021	By:	/s/ Albert Foreman
	Name:	Albert Foreman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Sergey Sherman
	Name:	Sergey Sherman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)