Form 10-Q
period 2021-09-30
Tuatara Capital Acquisition Corp
filed 2021-11-12
CIK 1801602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 12, 2021, there were 20,000,000 Class A ordinary shares, $0.0001 par value and 5,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TUATARA CAPITAL ACQUISITION CORPORATION

FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021, for the three months ended September 30, 2020, and for the period from January 24, 2020 (inception) through September 30, 2020	2
Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for three and nine months ended September 30, 2021 and for the period from January 24, 2020 (inception) through September 30, 2020	3
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from January 24, 2020 (inception) through September 30, 2020	4
Unaudited Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
Signatures	22
PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

TUATARA CAPITAL ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$724,452	$185,752
Prepaid expenses	343,132	—
Total Current Assets	1,067,584	185,752

Deferred offering costs	—	417,083
Investments held in Trust Account	200,032,532	—
TOTAL ASSETS	$201,100,116	$602,835

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$238,037	$—
Accrued offering costs	108,000	332,899
Promissory note – related party	—	250,000
Total Current Liabilities	346,037	582,899

Warrant Liabilities	9,760,000	—
Deferred underwriting fee payable	7,000,000	—
Total Liabilities	17,106,037	582,899

Commitments and Contingencies

Class A ordinary shares subject to possible redemption 20,000,000 and no shares at $10.00 per share at September 30, 2021 and December 31, 2020, respectively	200,000,000	—

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized -0- shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 and 5,031,250 (1) shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	500	503
Additional paid-in capital	—	24,497
Accumulated deficit	(16,011,327)	(5,064)
Total Shareholders’ Equity (Deficit)	(16,010,827)	19,936
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$201,100,116	$602,835

(1)	Includes up to 31,250 shares of Class B common stock subject to forfeiture as a result of the underwriter’s election to partially exercise its over-allotment option underwriters (see Note 5).

 The accompanying notes are an integral part of the unaudited condensed financial statements.

TUATARA CAPITAL ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from January 24, 2020 (Inception) Through September 30,
	2021	2020	2021	2020

Operating and formation costs	$276,553	$8	$536,439	$5,056
Loss from operations	(276,553)	(8)	(536,439)	(5,056)

Other income (expense):
Change in fair value of warrants	8,640,000	—	10,240,000	—
Transaction costs allocated to warrants	—	—	(853,386)	—
Interest earned on investments held in Trust Account	14,169	—	32,532	—
Other income, net	8,654,169	—	9,419,146	—

Net income (loss)	$8,377,616	$(8)	$8,882,707	$(5,056)

Weighted average shares outstanding, Class A ordinary shares	20,000,000	—	16,483,516	—

Basic and diluted net income per share, Class A ordinary shares	$0.34	$—	$0.42	$—

Weighted average shares outstanding, Class B ordinary shares	5,000,000	4,375,000	4,890,110	4,375,000

Basic and diluted net income per share, Class B ordinary shares	$0.34	$—	$0.42	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUATARA CAPITAL ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	5,031,250	$503	$24,497	$(5,064)	$19,936

Forfeiture of Founder Shares	(31,250)	(3)	—	3	—

Accretion for Class A ordinary shares to redemption amount	—	—	(24,497)	(24,888,973)	(24,913,470)

Net loss	—	—	—	(2,063,176)	(2,063,176)

Balance – March 31, 2021 (unaudited)	5,000,000	$500	$—	$(26,957,210)	$(26,956,710)

Net income	—	—	—	2,568,267	2,568,267
Balance – June 30, 2021 (unaudited)	5,000,000	$500	$—	$(24,388,943)	$(24,388,443)

Net income	—	—	—	8,377,616	8,377,616
Balance – September 30, 2021 (unaudited)	5,000,000	$500	$—	$(16,011,327)	$(16,010,827)

FOR THE PERIOD FROM JANUARY 24, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class B Ordinary Shares		Additional Paid	(Accumulated Deficit) / Retained	Total Shareholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance – January 24, 2020 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	5,031,250	503	24,497	—	25,000

Net loss	—	—	—	(5,025)	(5,025)

Balance – March 31, 2020 (unaudited)	5,031,250	$503	$24,497	$(5,025)	$19,975

Net loss	—	—	—	(23)	(23)

Balance – June 30, 2020 (unaudited)	5,031,250	$503	$24,497	$(5,048)	$19,952

Net loss	—	—	—	(8)	(8)

Balance – September 30, 2020 (unaudited)	5,031,250	$503	$24,497	$(5,056)	19,944

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUATARA CAPITAL ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,	For the Period from January 24, 2020 (Inception) Through September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$8,882,707	$(5,056)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of founder shares	—	5,000
Interest earned on marketable securities held in Trust Account	(32,532)	—
Change in fair value of warrants	(10,240,000)	—
Transaction costs allocated to warrants	853,386	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(343,132)	—
Accounts payable and accrued expenses	242,943	—
Net cash used in operating activities	(636,628)	(56)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(200,000,000)	—
Net cash used in investing activities	(200,000,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	196,000,000	25,000
Proceeds from sale of Private Placements Warrants	6,000,000	—
Proceeds from promissory note – related party	—	210,000
Repayment of promissory note – related party	(250,000)	—
Payment of offering costs	(574,672)	(38,904)
Net cash provided by financing activities	201,175,328	196,096

Net Change in Cash	538,700	196,040
Cash – Beginning of period	185,752	—
Cash – End of period	$724,452	$196,040

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$108,000	$299,177
Offering costs paid through promissory note	$—	$35,000
Initial classification of Class A ordinary shares subject to possible redemption	$200,000,000	$—
Deferred underwriting fee payable	$7,000,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUATARA CAPITAL ACQUISITION CORPORATION UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on February 11, 2021. On February 17, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriter of its over-allotment option in the amount of 2,500,000 Units, at $10.00 per Unit, generating gross proceeds of $200,000,000 which is described in Note 4.

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

The Company will provide the holders of its issued and outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to its tax obligations), calculated as of two business days prior to the completion of the Business Combination. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

TUATARA CAPITAL ACQUISITION CORPORATION UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required applicable by law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor, officers and directors (the “initial shareholders”) have agreed to vote any Founder Shares (as defined in Note 6) and Public Shares held by them in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a Business Combination.

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

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

TUATARA CAPITAL ACQUISITION CORPORATION UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.  Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and Form 10-Q’s will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its income (loss) per ordinary share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities, cash flows, or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table.

Balance Sheet as of February 17, 2021 (audited)	As Previously Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$166,853,030	$33,146,970	$200,000,000
Class A ordinary shares	$331	$(331)	$—
Additional paid-in capital	$8,257,666	$(8,257,666)	$—
Accumulated deficit	$(3,258,493)	$(24,888,973)	$(28,147,466)
Total Shareholders’ Equity (Deficit)	$5,000,007	$(33,146,970)	$(28,146,963)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 16, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

7

TUATARA CAPITAL ACQUISITION CORPORATION UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $11,766,856, of which $10,913,470 were charged to shareholders’ equity upon the completion of the Initial Public Offering and $853,386 were expensed to the condensed statement of operations.

TUATARA CAPITAL ACQUISITION CORPORATION UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, 20,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Proceeds allocated to Public Warrants	$(14,000,000)
Class A ordinary shares issuance costs	$(10,913,470)
Plus:
Accretion of carrying value to redemption value	$24,913,470
Class A ordinary shares subject to possible redemption	$200,000,000

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$6,706,018	$1,676,504	$6,854,200	$2,033,413
Denominator:
Basic and diluted weighted average shares outstanding	20,000,000	5,000,000	16,483,516	4,890,110
Basic and diluted net income per ordinary share	$0.34	$0.34	$0.42	$0.42

TUATARA CAPITAL ACQUISITION CORPORATION UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the warrants (see Note 11.)

TUATARA CAPITAL ACQUISITION CORPORATION UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
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

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $6,000,000, in a private placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless. Due to the excess of the fair value of the Private Placement warrants in excess of the purchase price, the Company recorded an expense of $2,400,000 for the nine months period ended September 30, 2021.  This expense is included in the change in fair value of warrants on the Company’s statements of operations.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On February 10, 2020, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for an aggregate purchase price of $25,000 (the “Founder Shares”). On January 26, 2021, the Sponsor returned 1,437,500 Founder Shares to the Company, which were canceled, resulting in an aggregate of 4,312,500 Founder Shares outstanding. On February 3, 2021, the Sponsor transferred 50,000 Founder Shares to Mr. Taney, 40,000 Founder Shares to Mr. Bornstein and 40,000 Founder Shares to Mr. Kekedjian for the same per share purchase price paid by the Sponsor. On February 11, 2021, the Company effected a share capitalization pursuant to which an additional 718,750 Founder Shares were issued, resulting in an aggregate of 5,031,250 Founder Shares outstanding. On August 27, 2021 the Sponsor transferred 40,000 Founders Shares to Mr. Finkelman. The Founder Shares included an aggregate of up to 656,250 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the underwriters’ election to partially exercise their over-allotment option and the expiration of the remaining over-allotment option, a total of 625,000 shares are no longer subject to forfeiture and 31,250 shares were forfeited, resulting in an aggregate of 5,000,000 Founder Shares issued and outstanding as of September 30, 2021.

The Founder Shares will automatically convert into Class A ordinary shares on the first business day following the completion of a Business Combination on a one-for-one basis, subject to adjustments as described in Note 8.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on February 11, 2021, pursuant to which it will pay the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $80,000 in fees for these services, of which such amount is included in accounts payable and accrued expenses in the accompanying condensed balance sheets as of September 30, 2021.

TUATARA CAPITAL ACQUISITION CORPORATION UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

TUATARA CAPITAL ACQUISITION CORPORATION UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2021, there were no Class A ordinary shares issued and outstanding, excluding 20,000,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

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

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 5,000,000 and 5,031,250 Class B ordinary shares issued and outstanding, respectively.

NOTE 9. WARRANTS

At September 30, 2021, there were 10,000,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

TUATARA CAPITAL ACQUISITION CORPORATION UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
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

At September 30, 2021, there were 6,000,000 Private Placement Warrants outstanding and as of December 31, 2020, there were no private warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (x) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (y) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable (except as described above) so long as they are held by the initial purchasers or their permitted transferees and (z) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will be entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

TUATARA CAPITAL ACQUISITION CORPORATION UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
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

At September 30, 2021, assets held in the Trust Account were comprised $200,032,532 in U.S. Treasury securities. During the three and nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
U.S. Treasury Securities	1	$200,032,532

Liabilities:
Warrant Liability – Public Warrants	1	$6,100,000
Warrant Liability – Private Placement Warrants	2	$3,660,000

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

TUATARA CAPITAL ACQUISITION CORPORATION UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
The following table provides quantitative information regarding Level 3 fair value measurements:

At February 17, 2021 (Initial Measurement)
Stock price	$10.00
Strike price	$11.50
Term (in years)	5.0
Volatility	25.0%
Risk-free rate	0.85%
Dividend yield	0.0%

The following table presents the changes in the fair value of level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 17, 2021	8,400,000	14,000,000	22,400,000
Change in fair value	(1,500,000)	(2,500,000)	(4,000,000)
Fair value as of June 30, 2021	$6,900,000	$11,500,000	$18,400,000
Transfers to Level 1	—	11,500,000	11,500,000
Transfers to Level 2	6,900,000	—	6,900,000
Fair value as of September 30, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement for the period from February 17, 2021 (initial measurements) through September 30, 2021 was $11,500,000. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement for the period from February 17, 2021 (initial measurements) through September 30, 2021 was $6,900,000.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On November 8, 2021, Tuatara Capital Acquisition Corporation (“TCAC”) entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among TCAC, HighJump Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and SpringBig, Inc., a Delaware corporation (“SpringBig”).

The Merger Agreement provides for, among other things, the following transactions on or prior to the closing date: (i) TCAC will become a Delaware corporation (the “Domestication”) and, in connection with the Domestication, (A) TCAC’s name will be changed as mutually agreed to between the parties, (B) each then-issued and outstanding TCAC Class A Ordinary Share will convert automatically, on a one-for-one basis, into one share of common stock of TCAC (the “New SpringBig Common Stock”), (C) each then-issued and outstanding TCAC Class B Ordinary Share will convert automatically, on a one-for-one basis, into one share of New SpringBig Common Stock, and (D) each then-issued and outstanding common warrant of TCAC will convert automatically, on a one-for-one basis, into a warrant to purchase one share of New SpringBig Common Stock; and (ii) following the Domestication, Merger Sub will merge with and into SpringBig, with SpringBig as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of TCAC (the “Merger”).

The Business Combination is expected to close in mid-2022, following the receipt of the required approval by TCAC’s shareholders, required regulatory approvals and the fulfillment of other customary closing conditions.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 24, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net income of $8,382,522, which consists of a change in the fair value of warrant liability of $8,640,000 and interest earned on marketable securities held in the Trust Account of $14,169, offset by formation and operating costs of $271,647.

For the nine months ended September 30, 2021, we had a net income of $8,887,613, which consists of a change in the fair value of warrant liability of $10,240,000 and interest earned on marketable securities held in the Trust Account of $32,532, offset by transaction costs allocated to warrants of $853,386 and formation and operating cost of $531,533.

For the period from January 24, 2020 (inception) through September 30, 2020, we had a net loss of $5,056 which consists of formation and operational costs.

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

For the nine months ended September 30, 2021, cash used in operating activities was $636,628. Net income of $8,887,613 was affected by interest earned on marketable securities held in the Trust Account of $32,532, a change in the fair value of warrant liability of $10,240,000 and transaction costs allocable to warrants $853,386. Changes in operating assets and liabilities used $105,095 of cash for operating activities.

For the period from January 24, 2020 (inception) through September 30, 2020, cash used in operating activities was $56. Net loss of $5,056 was offset by formation cost paid by Sponsor in exchange for issuance of founder shares of $5,000.

As of September 30, 2021, we had marketable securities held in the Trust Account of $200,032,532 (including approximately $32,532 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $724,452. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2021.

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

TUATARA CAPITAL ACQUISITION CORPORATION

Date: November 12, 2021	By:	/s/ Albert Foreman
	Name:	Albert Foreman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Sergey Sherman
	Name:	Sergey Sherman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)