Form 10-Q/A
period 2021-09-30
Tuatara Capital Acquisition Corp
filed 2021-12-17
CIK 1801602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

Tuatara Capital Acquisition Corporation. (the “Company,” “Tuatara,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (this “Amended Form 10-Q”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).

Background of Restatement

The Company has re-evaluated the application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A ordinary shares, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “Initial Public Offering”) on July 30, 2020. Historically, a portion of the Public Shares were classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated memorandum and articles of association (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income and losses of the Company.

On December 2, 2021, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) concluded, after discussion with the Company’s management, that the Company’s previously issued (i) unaudited interim financial statements as of and for the quarterly period ended March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 3, 2021; and (ii) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the Company’s financial statements for the Affected Periods in this Form 10-Q/A (the “Restatement”).

The restatement does not have an impact on the Company’s cash position.

The financial information that has been previously filed or otherwise reported for the period ended September 30, 2021 is superseded by the information in this Amended Form 10-Q, and the financial statements and related financial information contained in the Original Quarterly Report, filed on November 12, 2021 should no longer be relied upon. On December 3, 2021, the Company filed a Current Report on Form 8-K disclosing the Audit Committee’s conclusion that the unaudited interim financial statements for the Affected Periods should no longer be relied upon.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as a result thereof. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Amended Form 10-Q.

TUATARA CAPITAL ACQUISITION CORPORATION

FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021, for the three months ended September 30, 2020, and for the period from January 24, 2020 (inception) through September 30, 2020	2
Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for three and nine months ended September 30, 2021 and for the period from January 24, 2020 (inception) through September 30, 2020	3
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from January 24, 2020 (inception) through September 30, 2020	4
Unaudited Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
Signatures	22

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

TUATARA CAPITAL ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$724,452	$185,752
Prepaid expenses	343,132	—
Total Current Assets	1,067,584	185,752

Deferred offering costs	—	417,083
Investments held in Trust Account	200,032,532	—
TOTAL ASSETS	$201,100,116	$602,835

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$242,943	$—
Accrued offering costs	108,000	332,899
Promissory note – related party	—	250,000
Total Current Liabilities	350,943	582,899

Warrant Liabilities	9,760,000	—
Deferred underwriting fee payable	7,000,000	—
Total Liabilities	17,110,943	582,899

Commitments and Contingencies

Class A ordinary shares subject to possible redemption 20,000,000 and no shares at $10.00 per share at September 30, 2021 and December 31, 2020, respectively	200,000,000	—

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized -0- shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 and 5,031,250 (1) shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	500	503
Additional paid-in capital	—	24,497
Accumulated deficit	(16,011,327)	(5,064)
Total Shareholders’ Equity (Deficit)	(16,010,827)	19,936
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$201,100,116	$602,835

(1)	Includes up to 31,250 shares of Class B ordinary shares subject to forfeiture as a result of the underwriter’s election to partially exercise its over-allotment option underwriters (see Note 5).

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

TUATARA CAPITAL ACQUISITION CORPORATION UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.  Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Form 10-Q’s will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

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

There has been no change in the Company’s total assets, liabilities, cash flows, or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

Balance Sheet as of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$168,043,280	$31,956,720	$200,000,000
Class A ordinary shares	$320	$(320)	$—
Additional paid-in capital	$7,067,430	$(7,067,430)	$—
Accumulated deficit	$(2,068,240)	$(24,888,970)	$(26,957,210)
Total shareholders’ equity (deficit)	$5,000,010	$(31,956,720)	$(26,956,710)

Balance Sheet as of June 30, 2021 (unaudited)
Class A ordinary shares subject to possible redemption	$170,611,550	$29,388,450	$200,000,000
Class A ordinary shares	$294	$(294)	$—
Additional paid-in capital	$4,499,186	$(4,499,186)	$—
Retained earnings (accumulated deficit)	$500,027	$(24,888,970)	$(24,388,943)
Total shareholders’ equity (deficit)	$5,000,007	$(29,388,450)	$(24,388,443)

Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Initial classification of Class A ordinary shares subject to possible redemption	$166,853,030	$(166,853,030)	$—
Change in value of Class A ordinary shares subject to possible redemption	$1,190,250	$(1,190,250)	$—

Statement of Cash Flows for the Three Months Ended June 30, 2021 (unaudited)
Initial classification of Class A ordinary shares subject to possible redemption	$166,853,030	$(166,853,030)	$—
Change in value of Class A ordinary shares subject to possible redemption	$3,758,520	$(3,758,520)	$—

Statement of Operations for the three months ended March 31, 2021 (unaudited)
Weighted average shares outstanding, Class A ordinary shares	20,000,000	(10,666,667)	9,333,333
Basic and diluted net income per share, Class A ordinary shares	$—	$(0.15)	$(0.15)
Weighted average shares outstanding, Class B ordinary shares	4,666,667	—	4,666,667
Basic and diluted net loss per share, Class B ordinary shares	$(0.44)	$0.29	$(0.15)

Statement of Operations for the three months ended June 30, 2021 (unaudited)
Weighted average shares outstanding, Class A ordinary shares	20,000,000	—	20,000,000
Basic and diluted net income per share, Class A ordinary shares	$—	$0.10	$0.10
Weighted average shares outstanding, Class B ordinary shares	5,000,000	—	5,000,000
Basic and diluted net loss per share, Class B ordinary shares	$0.51	$(0.41)	$0.10

Statement of Operation for the six months ended June 30, 2021 (unaudited)
Weighted average shares outstanding, Class A ordinary shares	20,000,000	(5,222,222)	14,777,778
Basic and diluted net income per share, Class A ordinary shares	$—	$0.03	$0.03
Weighted average shares outstanding, Class B ordinary shares	4,834,254	(94,671)	4,739,583
Basic and diluted net loss per share, Class B ordinary shares	$0.10	$(0.07)	$0.03

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

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $11,766,856, of which $10,913,470 were charged to shareholders’ equity upon the completion of the Initial Public Offering and $853,386 were expensed to the condensed statement of operations.

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

The Merger Agreement provides for, among other things, the following transactions on or prior to the closing date: (i) TCAC will become a Delaware corporation (the “Domestication”) and, in connection with the Domestication, (A) TCAC’s name will be changed as mutually agreed to between the parties, (B) each then-issued and outstanding TCAC Class A Ordinary Share will convert automatically, on a one-for-one basis, into one share of ordinary shares of TCAC (the “New SpringBig Ordinary shares”), (C) each then-issued and outstanding TCAC Class B Ordinary Share will convert automatically, on a one-for-one basis, into one share of New SpringBig Ordinary shares, and (D) each then-issued and outstanding common warrant of TCAC will convert automatically, on a one-for-one basis, into a warrant to purchase one share of New SpringBig Ordinary shares; and (ii) following the Domestication, Merger Sub will merge with and into SpringBig, with SpringBig as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of TCAC (the “Merger”).

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements for the periods ending March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit, Class A ordinary shares. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income and losses of the Company.

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

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex financial instruments and related accounting standards. We plan to further improve this process by enhancing access to accounting literature and identification of accredited third-party professionals with whom to consult regarding complex accounting applications.

Changes in Internal Control over Financial Reporting

The Company has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.

 PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering and in our quarterly report on Form 10-Q for the quarter ended March 31, 2021, each filed with the SEC, except for the below:

We have identified a material weakness in our internal control over financial reporting for each of the Affected Periods. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In light of the Restatement, our management and our audit committee concluded that we identified a material weakness in our internal controls over financial reporting.

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

Simultaneous with the consummation of the Initial Public Offering, the Sponsor consummated the private placement of an aggregate of 6,000,000 Warrants at a price of $1.00 per Private Placement Warrant, generating total proceeds of $6,000,000. Each whole Private Warrant is exercisable to purchase one share of ordinary shares at an exercise price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

TUATARA CAPITAL ACQUISITION CORPORATION

Date: December 17, 2021	By:	/s/ Albert Foreman
	Name:	Albert Foreman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 17, 2021	By:	/s/ Sergey Sherman
	Name:	Sergey Sherman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)