Form 10-K
period 2021-12-31
Tuatara Capital Acquisition Corp
filed 2022-03-11
CIK 1801602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

Commission File Number 001-40049

TUATARA CAPITAL ACQUISITION CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

655 Third Avenue, 8th Floor New York, NY	10017
(Address of Principal Executive Offices)	Zip Code

Registrant’s telephone number, including area code: + 1 917-460-7522

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A ordinary shares, par value $0.0001 per share	TCAC	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	TCACW	The Nasdaq Stock Market LLC
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	TCACU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

As of June 30, 2021 (the last business day of the registrant’s second fiscal quarter), the Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of registrant, computed by reference to the closing sales price for the Class A ordinary shares on June 30, 2021, as reported on the Nasdaq, was $194,000,000.

As of March 9, 2022, 20,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None

TUATARA CAPITAL ACQUISITION CORPORATION
ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS1

1 Broadridge to update page numbers.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

“we,” “us,” “our,” “company,” “our company” or “TCAC” are to Tuatara Capital Acquisition Corporation, a Cayman Islands exempted company;

“amended and restated memorandum and articles of association” are to our Amended and Restated Memorandum and Articles of Association;

“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

“Companies Law” are to the Companies Law (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

“directors” are to our current directors

“founder shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

“initial shareholders” are to our sponsor and other holders of our founder shares prior to our initial public offering;

“letter agreement” refers to the letter agreement entered into between us and our initial shareholders, directors and officers on February 11, 2021 and August 7, 2021;

“management” or our “management team” are to our officers and directors;

“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

“sponsor” or “Sponsor” are to TCAC Sponsor, LLC, a Delaware limited liability company, an affiliate of Tuatara Capital L.P. (“Tuatara Capital”);

“warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market) and the private placement warrants;

“SpringBig” are to SpringBig, Inc., a Delaware corporation; and

“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Some of the statements contained in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding us or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future, including, without limitation, those relating to the Merger (as defined herein). In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example and without limitation, statements about: (1) trends in the cannabis industry; (2) the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; (3) the outcome of any legal proceedings that may be instituted against TCAC, SpringBig, the combined company or others following the announcement of the Business Combination; (4) the inability to complete the Business Combination due to the failure to obtain approval of the shareholders of TCAC or to satisfy other conditions to closing, including the satisfaction of the minimum trust account amount following any redemptions; (5) changes to the proposed structure of the Business Combination that may be required or appropriate as a result of applicable laws or regulations or as a condition to obtaining regulatory approval of the Business Combination; (6) the ability to meet stock exchange listing standards at or following the consummation of the Business Combination; (7) the risk that the Business Combination disrupts current plans and operations of SpringBig as a result of the announcement and consummation of the Business Combination; (8) the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability of the combined company to grow and manage growth profitably, maintain relationships with customers and suppliers and retain its management and key employees; (9) costs related to the Business Combination; (10) changes in applicable laws or regulations; (11) the possibility that SpringBig or the combined company may be adversely affected by other economic, business, and/or competitive factors; (12) the limited operating history of SpringBig; (13) the SpringBig business is subject to significant governmental regulation; (14) the SpringBig business may not successfully expand into other markets; and (15) other risks and uncertainties set forth in the sections entitled “Risk Factors” herein and which are set forth in a Registration Statement on Form S-4 previously filed by TCAC with the SEC in connection with the Business Combination.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the control of the Company), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described herein under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of the Company’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the COVID-19 outbreak and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1.	Business

Introduction

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination.

Our sponsor is an affiliate of Tuatara Capital. Tuatara Capital is a cannabis sector-focused private equity firm founded in 2014, with over $390 million in investment capital as of December 2021, and is led by seasoned professionals with experience as principal investors, investment advisors, and entrepreneurs. Since its founding, Tuatara Capital has built a proprietary database of over 3,500 cannabis companies that have launched or been seeking capital. In July 2020, Tuatara Capital completed raising its second flagship fund with a focus on long-term investments into growth-stage businesses in the emerging legal cannabis industry.

The prohibition efforts over the past several decades have been an exception in history, as the cannabis plant and its inherent medicinal properties have been part of human civilization and traditions for centuries. Even domestically, the plant’s benefits were listed in the United States Pharmacopoeia by 1850. As the legal and regulatory landscape for cannabis changes, we believe significant opportunity exists in the potential for cannabis to reclaim broad support in society and rapid adoption across its use cases. The market potential for cannabis is even greater with the benefits of modern science, where the discoveries of the human endocannabinoid system and the plant’s cannabinoids (tetrahydrocannabinol (“THC”) and cannabinol (“CBD”) being amongst the most prevalent of the more than 100 cannabinoids) exhibit medicinal benefits and the potential use for a variety of health and wellness and therapeutic applications.

Change in the legal and regulatory landscape is taking shape in two forms: (1) the creation of medical or adult-use marijuana programs in jurisdictions that legalize and permit the use of psychoactive products for medical and/or recreation programs and (2) the creation of programs in jurisdictions that permit the use of non-psychoactive cannabis products (below a certain level of THC) for discretionary use.

On top of a pre-existing illicit marijuana market, these fundamental developments have fostered growing interest from consumers, which has led to growing expectations of a larger legal market. As a result, the cannabis market experienced a wave of capital investment from its early stages all the way to the end of 2021, generally in the form of private capital and, in the last several years, public capital. While this capital has supported the rapid creation of companies across the cannabis value chain, it has also been less discriminate with the quality of the business models and the ability to produce consistent profitability. At the same time, certain bottlenecks have hampered the growth of the industry, both on the psychoactive and non-psychoactive side, including regulatory evolution, influencer education, value chain bottlenecks, safety uncertainties and health concerns from vaping. These factors have metered down the rapid expansion of demand and consequently have impacted the business models of many companies involved in the cannabis space. For many companies this impact is displayed through constrained top line growth, compressed profit margins, and reduced cash flow generation; public companies have the additional consequence of diminished valuation levels, which notably has restricted access to capital at a crucial point in the development of the industry.

As the legal and regulatory landscapes have evolved into more favorable environments that promote commerce and innovation, many new cannabis-related investment opportunities are being brought to market, dynamic ideas are being conceptualized and developed around mainline businesses, and many new innovative cannabis companies are being formed. We believe we have the opportunity to create a compelling structure that will, in the short term, provide a target company with access to the strategic capital and industry expertise necessary to establish the right infrastructure, secure enviable distribution, or successfully position brands. Navigating the aforementioned challenges will be critical to achieving full-scale commercial viability and to growing a profitable enterprise. In the longer term, as cannabis markets become more normalized with broader access to capital, we believe the target company will be uniquely positioned, with its naturally defensible competitive position, to realize the full potential of the industry.

We believe that the normalization of cannabis and its many uses and applications—in social consumption, pharmaceuticals, health and wellness and industrial raw materials and fiber—is creating a rarely seen opportunity to invest in related businesses. At the same time, the cannabis industry is highly fragmented and subject to a complex regulatory framework, creating significant barriers to entry. As the industry continues to transition to a new legal and regulatory landscape, we believe that many companies will need a partner that can assist in providing a level of operational and financial expertise to support their growth. Our team includes a variety of investment, operational, healthcare and consumer professionals who will be able to provide operating, technical, regulatory and legal expertise to assist a target business with efficient access to and deployment of its capital most effectively.

Company History

In February 2020, our sponsor purchased an aggregate of 4,312,500 Class B ordinary shares (our “founder shares”) for an aggregate purchase price of $25,000, or approximately $0.006 per share (after giving effect to a forfeiture effected in January 2021. In February 2021, our sponsor transferred 50,000 founder shares to Richard Taney, 40,000 founder shares to Jeffrey Bornstein and 40,000 shares to Aris Kekedjian for the same per share purchase price paid by our sponsor. On April 5, 2021, in connection with the expiration of the underwriters’ over-allotment option granted in TCAC’s initial public offering, our sponsor surrendered 31,250 founder shares. On May 18, 2021, Aris Kekedjian transferred 40,000 founder shares to our sponsor pursuant to the terms of his resignation from TCAC’s board of directors, and on August 27, 2021, our sponsor transferred 40,000 founder shares to Michael Finkelman in connection with his appointment to TCAC’s board of directors. Our Class B ordinary shares will automatically convert into Class A ordinary shares, on a one-for-one basis, upon the completion of a business combination. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the issued and outstanding ordinary shares upon completion of the initial public offering.

On February 17, 2021, we completed our initial public offering of 20,000,000 units at a price of $10.00 per unit (the “units”), including the partial exercise of the underwriters’ over-allotment option, generating gross proceeds of $200,000,000. Each unit consists of one of the Company’s shares of Class A ordinary shares, par value $0.0001 per share, and one-half of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to certain adjustments.

Substantially concurrently with the completion of the initial public offering, our sponsor purchased an aggregate of 6,000,000 warrants (the “private placement warrants”) at a price of $1.00 per warrant, or $6,000,000 in the aggregate. A total of $200,000,000, comprised of $196,000,000 of the proceeds from the initial public offering, including $7,000,000 of the underwriters’ deferred discount, and $4,000,000 of the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

On April 2, 2021, we announced that, commencing April 5, 2021, holders of the 20,000,000 units sold in the initial public offering may elect to separately trade the Class A ordinary shares and the warrants included in the units. Those units not separated continued to trade on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “TCACU” and the Class A ordinary shares and warrants that were separated trade under the symbols “TCAC” and “TCACW,” respectively.

Business Combination

Merger Agreement

On November 8, 2021, we entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among us, HighJump Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and SpringBig. The Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of TCAC and SpringBig.

SpringBig is a market-leading software platform providing customer loyalty and marketing automation solutions to retailers and brands.

The Business Combination

The Merger Agreement provides for, among other things, the following transactions on or prior to the closing date: (i) TCAC will become a Delaware corporation (the “Domestication”) and, in connection with the Domestication, (A) TCAC’s name will be changed as mutually agreed to between the parties, (B) each then-issued and outstanding TCAC Class A ordinary share will convert automatically, on a one-for-one basis, into one share of Class A common stock of TCAC (the “New SpringBig Common Stock”), (C) each then-issued and outstanding TCAC Class B ordinary share will convert automatically, on a one-for-one basis, into one share of New SpringBig Common Stock, and (D) each then-issued and outstanding common warrant of TCAC will convert automatically, on a one-for-one basis, into one warrant to purchase one share of New SpringBig Common Stock; and (ii) following the Domestication, Merger Sub will merge with and into SpringBig, with SpringBig as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of TCAC (the “Merger”).

The Domestication, the Merger and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination.”

The Business Combination is expected to close in mid-2022, following the receipt of the required approval by TCAC’s shareholders, required regulatory approvals and the fulfillment of other customary closing conditions.

Merger Consideration

In accordance with the terms and subject to the conditions of the Merger Agreement, based on an implied equity value of $245 million, (i) each share of SpringBig common stock (other than dissenting shares) will be canceled and converted into the right to receive the applicable portion of the merger consideration comprised of New SpringBig Common Stock, as determined in the Merger Agreement (the “Share Conversion Ratio”) and (ii) vested and unvested options of SpringBig outstanding and unexercised immediately prior to the effective date of the Merger will convert into comparable options that are exercisable for shares of New SpringBig Common Stock, with a value determined in accordance with the Share Conversion Ratio.

As part of the aggregate consideration payable to the SpringBig’s securityholders pursuant to the Merger Agreement, holders of SpringBig’s common stock (including those holders of converted preferred stock of SpringBig) and holders of options of SpringBig’s common stock will also have the right to receive their pro rata portion of up to an aggregate of 9,000,000 shares of New SpringBig Common Stock (“Contingent Shares”) if any of the following stock price conditions are met: (i) 5,500,000 Contingent Shares if the closing price of New SpringBig Common Stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) on any twenty trading days in a thirty trading-day period at any time after the closing date and by the third anniversary of the closing date; (ii) 2,250,000 Contingent Shares if the closing price of New SpringBig Common Stock equals or exceeds $15.00 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) on any twenty trading days in a thirty trading-day period at any time after the closing date and by the third anniversary of the closing date; and (iii) 1,250,000 Contingent Shares if the closing price of the New SpringBig Common Stock equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) on any twenty trading days in a thirty trading-day period at any time after the closing date and by the third anniversary of the closing date.

Sponsor Escrow Agreement

The Sponsor, TCAC and certain of TCAC’s board of directors’ independent directors will enter into an escrow agreement (“Sponsor Escrow Agreement”) in a form and on terms and conditions reasonably acceptable to SpringBig, providing that, immediately following the closing, the Sponsor and certain of TCAC’s board of directors’ independent directors shall deposit an aggregate of 1,000,000 shares of New SpringBig Common Stock (“Sponsor Earnout Shares”) into escrow. The Sponsor Escrow Agreement will provide that such Sponsor Earnout Shares will either be released to the Sponsor if the closing price of the New SpringBig Common Stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) on any twenty trading days in a thirty trading-day period at any time after the closing date and by the third anniversary of the closing date. The Sponsor Earnout Shares will be terminated and canceled by TCAC if such condition is not met at any time after the closing date and by the third anniversary of the closing date.

Representations and Warranties; Covenants

The Merger Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type. TCAC and SpringBig have also agreed to take all necessary action such that, effective immediately after the closing of the Business Combination, the TCAC board of directors shall consist of seven directors, of whom (i) one individual shall be designated by the Sponsor, (ii) three individuals shall be designated by SpringBig, and (iii) three individuals shall be independent directors acceptable to the Sponsor and SpringBig. In addition, TCAC has agreed to adopt an equity incentive plan in an amount not to exceed 5% of TCAC’s equity interests on a fully-diluted basis (including the number of shares of New SpringBig Common Stock underlying the SpringBig options assumed by TCAC pursuant to the terms of the Merger Agreement).

Conditions to Each Party’s Obligations

The obligations of TCAC and SpringBig to consummate the Business Combination are subject to certain closing conditions, including, but not limited to, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the approval of TCAC’s and SpringBig’s shareholders, (iii) the approval for listing of New SpringBig Common Stock to be issued in connection with the Business Combination on Nasdaq, and (iv) TCAC having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) remaining after the closing of the Business Combination.

Termination

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the closing of the Business Combination, including, but not limited to, (i) by mutual written consent of TCAC and SpringBig, (ii) by either party if the consummation of the Business Combination is permanently enjoined, prohibited, deemed illegal or prevented by the terms of final, non-appealable Governmental Order (as defined in the Merger Agreement), (iii) by TCAC if there is any breach of any representation, warrant, covenant or agreement on the part of SpringBig set forth in the Merger Agreement such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods, (iv) by SpringBig if there is any breach of any representation, warrant, covenant or agreement on the part of TCAC or Merger Sub set forth in the Merger Agreement such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods, (v) subject to certain limited exceptions, by either TCAC or SpringBig if the Business Combination is not consummated by July 8, 2022, (vi) by either TCAC or SpringBig if certain required approvals are not obtained by TCAC shareholders after the conclusion of a meeting of TCAC’s shareholders held for such purpose at which such shareholders voted on such approvals (subject to any permitted adjournment or postponement of such meeting), or (vii) by either TCAC or SpringBig if Nasdaq rejects the listing of New SpringBig Common Stock to be issued pursuant to the Merger Agreement, and such rejection is final and non-appealable.

If the Merger Agreement is validly terminated, none of the parties to the Merger Agreement will have any liability or any further obligation under the Merger Agreement other than customary confidentiality obligations, other than liability of any of the parties for (i) intentional and willful breach of the Merger Agreement or (ii) fraud.

The foregoing description of the Merger Agreement is subject to and qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is included as Exhibit 10.6 hereto, and the terms of which are incorporated by reference. The Merger Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of the Merger Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating the Merger Agreement. The Merger Agreement will be filed to provide investors with information regarding its terms. It is not intended to provide any other factual information about the parties to the Merger Agreement. In particular, the representations, warranties, covenants and agreements contained in the Merger Agreement, which were made only for purposes of the Merger Agreement and as of specific dates, were solely for the benefit of the parties to the Merger Agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts) and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors, security holders and reports and documents filed with the SEC. Investors and security holders are not third-party beneficiaries under Merger Agreement and should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the Merger Agreement. In addition, the representations, warranties, covenants and agreements and other terms of the Merger Agreement may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations and warranties and other terms may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in TCAC’s public disclosures.

Sponsor Agreement

Concurrently with the execution of the Merger Agreement, TCAC, the Sponsor, SpringBig and certain other persons party thereto entered into a sponsor agreement (the “Sponsor Agreement”), pursuant to which the Sponsor has agreed to, among other things, (i) vote in favor of the Merger Agreement and the transactions contemplated thereby (including the Merger) and (ii) waive any adjustment to the conversion ratio set forth in TCAC’s amended and restated memorandum and articles of association with respect to the Class B ordinary shares of TCAC held by the Sponsor, in each case, on the terms and subject to the conditions set forth in the Sponsor Agreement.

The foregoing description of the Sponsor Agreement is subject to and qualified in its entirety by reference to the full text of the form of Sponsor Agreement, a copy of which is included as Exhibit 10.7 hereto, and the terms of which are incorporated by reference.

PIPE Financing (Private Placement)

In connection with the signing of the Merger Agreement, TCAC entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”). Pursuant to the Subscription Agreements, the PIPE Investors agreed to subscribe for and purchase, and TCAC agreed to issue and sell to such investors, on the closing date, an aggregate of 1,310,000 shares of New SpringBig Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $13,100,000 (the “PIPE Financing”).

The foregoing description of the Subscription Agreements is subject to and qualified in its entirety by reference to the full text of the form of Subscription Agreement, a copy of which is included as Exhibit 10.8 hereto, and the terms of which are incorporated by reference.

Voting and Support Agreements

Concurrently with the execution of the Merger Agreement, certain shareholders and option holders of SpringBig and TCAC (collectively, the “Supporting Holders”) entered into support agreements (collectively, the “Support Agreements”) with TCAC and SpringBig, pursuant to which the Supporting Holders have agreed to, among other things, (i) vote in favor of the Merger Agreement and the transactions contemplated thereby, (ii) agree to a lockup of six months, and (iii) be bound by certain other covenants and agreements related to the Business Combination. The Supporting Holders hold sufficient shares of SpringBig to cause the approval of the Business Combination on behalf of SpringBig.

The foregoing description of the Support Agreements is subject to and qualified in its entirety by reference to the full text of the form of Support Agreement, a copy of which is included as Exhibit 10.9 hereto, and the terms of which are incorporated by reference.

Registrations Rights Agreement

At the closing of the Business Combination, TCAC, our Sponsor and certain other holders of TCAC Class A common stock will enter into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”) pursuant to which, among other matters, certain shareholders of TCAC and SpringBig will be granted certain customary demand and “piggy-back” registration rights with respect to their respective shares of New SpringBig Common Stock.

The foregoing description of the Amended and Restated Registration Rights Agreement is subject to and qualified by in its entirety by reference to the full text of the form of Amended and Restated Registration Rights Agreement, a copy of which is included as Exhibit 10.11 hereto, and the terms of which are incorporated by reference.

Initial Business Combination

The rules of Nasdaq require that our initial business combination occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. We refer to this as the 80% fair market value test. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public shareholders with our analysis of our satisfaction of the 80% fair market value test, as well as the basis for our determinations. If our board is not able independently to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no restriction on our doing so.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If our initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

Corporate Information

Our executive offices are located at 655 Third Avenue, 8th Floor, New York, NY 10017, and our telephone number is (917) 460-7522. Our website is www.tuataraspac.com.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (1) on or in respect of our shares, debentures or other obligations or (2) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us..

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Effecting Our Initial Business Combination

General

We are not presently engaged in any operations. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or the redemption of our public shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

While we may pursue a business combination target in any business, industry or geographical location, we intend to focus our search for businesses in the cannabis industry that are compliant with all applicable laws and regulations within the jurisdictions in which they are located or operate and, in particular, we will not invest in, or consummate a business combination with, a target business that we determine has been operating, or whose business plan is to operate, in violation of U.S. federal laws, including the U.S. Controlled Substances Act. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its early stages of development or growth, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, including the cannabis industry, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

Selection of a target business and structuring of our initial business combination

The rules of Nasdaq require that our initial business combination occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. We refer to this as the 80% fair market value test. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public shareholders with our analysis of our satisfaction of the 80% fair market value test, as well as the basis for our determinations. If our board is not able independently to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no restriction on our doing so.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If our initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect to conduct thorough due diligence as we evaluate a prospective target business to assess attributes that differentiate sustainable cannabis-servicing businesses from unattractive assets.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. At the completion of our initial business combination, we will be required to purchase any Class A ordinary shares properly delivered for redemption and not withdrawn. The amount in the trust account as of December 31, 2021 was approximately $10.00 per Class A ordinary share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial shareholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares held by them in connection with the completion of our initial business combination. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. Permitted transferees of our initial shareholders, officers or directors will be subject to the same obligations.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (1) in connection with a general meeting called to approve the business combination or (2) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive, amalgamations pursuant to a scheme of arrangement and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by applicable law or stock exchange listing requirement or we choose to seek shareholder approval for business or other reasons.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other reasons, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commission, to be less than $5,000,001 upon completion of our initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other reasons, we will, pursuant to our amended and restated memorandum and articles of association:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, pursuant to the terms of a letter agreement entered into with us, our initial shareholders have agreed (and their permitted transferees will agree) to vote their founder shares and any public shares held by them in favor of our initial business combination. Our directors and officers also have agreed to vote in favor of our initial business combination with respect to public shares acquired by them, if any. We expect that at the time of any shareholder vote relating to our initial business combination, our initial shareholders and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares entitled to vote thereon. Each public shareholder may elect to redeem their public shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed business combination. In addition, our initial shareholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares held by them in connection with the completion of a business combination. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any.

Our amended and restated memorandum and articles of association will provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 upon completion of our initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete such business combination or redeem any shares in connection therewith, and all public shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

Notwithstanding the foregoing redemption rights, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to Excess Shares without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the public shares could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the public shares, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve our initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System at the holder’s option, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of our initial business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of our initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or two business days prior to the scheduled date of the general meeting set forth in our proxy materials, as applicable (unless we elect to allow additional withdrawal rights). Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until February 17, 2023.

Redemption of Public Shares and Liquidation if No Initial Business Combination

We have until February 17, 2023 to complete our initial business combination. If we have not completed our initial business combination by February 17, 2023, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by February 17, 2023.

Our initial shareholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by February 17, 2023. However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by February 17, 2023.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 17, 2023 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 upon completion of our initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,000,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. At December 31, 2021, we had access to approximately $200 million from the proceeds of our initial public offering and the sale of the private placement warrants with which to pay any potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors; however, such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

If we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file an winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 17, 2023 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we have not completed our initial business combination by February 17, 2023, subject to applicable law and as further described herein. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with our initial business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Conflicts of Interest

All of our executive officers and certain of our directors have or may have fiduciary and contractual duties to certain companies in which they have invested. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing it. However, we do not expect these duties to present a significant conflict of interest with our search for an initial business combination.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary duties or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary duties or contractual obligations, he or she may need to honor these fiduciary duties or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Facilities

We currently maintain our executive offices at 655 Third Avenue, 8th Floor, New York, New York 10017. The cost for the space is included in the up to $10,000 monthly fee that we will pay our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have three executive officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period to our company will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. See also the Risk Factors that will be set forth in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form S-4 that we filed on February 10, 2022 with the SEC relating to our proposed business combination with SpringBig.

Risks Relating to the Merger Agreement

We may not be able to effect the Business Combination pursuant to the Merger Agreement. If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction, and may not be able to find additional sources of financing to cover those costs.

In connection with the Merger Agreement, we have incurred substantial costs researching, planning and negotiating the transaction. These costs include, but are not limited to, costs associated with securing sources of equity and debt financing, costs associated with employing and retaining third-party advisors who performed the financial, auditing and legal services required to complete the transaction, and the expenses generated by our officers, executives, managers and employees in connection with the transaction. If, for whatever reason, the transactions contemplated by the Merger Agreement fail to close, we will be responsible for these costs, but will have no source of revenue with which to pay them. We may need to obtain additional sources of financing in order to meet our obligations, which we may not be able to secure on the same terms as our existing financing or at all. If we are unable to secure new sources of financing and do not have sufficient funds to meet our obligations, we will be forced to cease operations and liquidate the trust account.

If the anticipated Business Combination with SpringBig fails, it may be difficult to research a new prospective target business, negotiate and agree to a new business combination, and/or arrange for new sources of financing by February 17, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Finding, researching, analyzing and negotiating with SpringBig took a substantial amount of time, and if the Business Combination with SpringBig fails, we may not be able to find a suitable target business and complete our initial business combination by February 17, 2023. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands and all of our activities to date have been related to our formation, our initial public offering and our search for a business combination target. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our ordinary shares held by non-affiliates did not exceed $250 million as of the prior June 30, or (2) our annual revenues did not exceed $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates did not exceed $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed business combination, or (2) provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination by means of a tender offer (and thereby avoid the need for a shareholder vote), in each in cash, for an amount payable in cash equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a general meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek shareholder approval of such business combination instead of conducting a tender offer.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our initial shareholders, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike many other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares, we would need 7,500,001, or 37.5% of the 20,000,000 outstanding public shares to be voted in favor of a transaction, subject to any higher threshold as is required by Cayman Islands or other applicable law, in order to have such initial business combination approved. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. We expect that our initial shareholders and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 upon completion of our initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 upon completion of our initial business combination or less than such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption of our public shares and the related business combination, and we instead may search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing.

Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by February 17, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to February 17, 2023. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any partner business with which we ultimately complete a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The COVID-19 pandemic has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential partner business with which we consummate a business combination could be materially and adversely affected.

Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the partner business’s personnel, vendors and services providers are unavailable to negotiate and complete a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to complete a business combination, or the operations of a partner business with which we ultimately complete a business combination, may be materially adversely affected. In addition, our ability to complete a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our initial business combination by February 17, 2023. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire..

If we have not completed our initial business combination by February 17, 2023, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial shareholders, directors, officers, advisors or any of their affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our initial shareholders, directors, officers, advisors or any of their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. The purpose of such purchases could be to vote such shares in favor of our initial business combination and thereby increase the likelihood of obtaining shareholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations. See “—Risks Relating to the Cannabis Industry” for additional risks we may face in connection with our initial business combination.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business, although we intend to focus our search for businesses in the cannabis industry that are compliant with all applicable laws and regulations within the jurisdictions in which they are located or operate and, in particular, we will not invest in, or consummate a business combination with, a target business that we determine has been operating, or whose business plan is to operate, in violation of U.S. federal laws, including the U.S. Controlled Substances Act. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its early stages of development or growth, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, including the cannabis industry, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. See “—Risks Relating to the Cannabis Industry” for additional risks we may face in connection with our initial business combination.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm, or from an independent accounting firm, that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would substantially dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of ordinary shares, including 200,000,000 Class A ordinary shares, par value $0.0001 per share, and 20,000,000 Class B ordinary shares, par value $0.0001 per share, as well as 1,000,000 preferred shares, par value $0.0001. Currently, there are 180,000,000 and 15,000,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares, and 1,000,000 authorized but unissued preferred shares available for issuance.

We may issue a substantial number of additional Class A ordinary shares, and may issue preferred shares, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association will provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (1) receive funds from the trust account or (2)vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond February 17, 2023 or (y) amend the foregoing provisions. The issuance of additional ordinary shares or preferred shares:

•
may significantly dilute the equity interest of existing investors in our public shares, which dilution would increase if the anti-dilution provisions of the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preferred shares are issued with rights senior to those afforded our Class A ordinary shares;

•
could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

Unlike certain other blank check companies, our initial shareholder will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares on the first business day following the completion of our initial business combination on a one-for-one basis, subject to adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities convertible or exercisable for Class A ordinary shares, are issued or deemed issued in excess of the amounts issued in our initial public offering and related to the closing of our initial business combination, the ratio at which founder shares will convert into Class A ordinary shares will be adjusted (subject to waiver by holders of a majority of the Class B ordinary shares then in issue) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of our ordinary shares issued and outstanding plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our initial business combination (net of redemptions), excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in our initial business combination and any private placement warrants issued to our sponsor, an affiliate of our sponsor or any of our officers or directors. This is different than certain other blank check companies in which the initial shareholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

Since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In February 2020, our sponsor purchased 5,031,250 founder shares for an aggregate purchase price of $25,000, or $0.006 per share. In February 2021, our sponsor transferred 50,000 founder shares to Mr. Taney, 40,000 founder shares to Mr. Bornstein and 40,000 founder shares to Aris Kekedjian for the same per share purchase price paid by our sponsor. On April 5, 2021, in connection with the expiration of the underwriters’ over-allotment option, our sponsor surrendered 31,250 founder shares. On May 18, 2021, Aris Kekedjian transferred 40,000 founder shares to our sponsor pursuant to the terms of his resignation from TCAC’s board of directors, and on August 27, 2021, the sponsor transferred 40,000 founder shares to Mr. Finkelman in connection with this appointment to TCAC’s board of directors. As such, our initial shareholders collectively own 20% of our issued and outstanding shares as of our initial public offering. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has purchased an aggregate of 6,000,000 private placement warrants, each exercisable to purchase one Class A ordinary share, for a purchase price of $6,000,000 in the aggregate, or $1.00 per warrant, that will also be worthless if we do not complete a business combination. Each private placement warrant may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. The private placement warrants will also be worthless if we do not complete our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as February 17, 2023 nears, which is the deadline for our completion of an initial business combination

We may be able to complete only one business combination, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the initial public offering and the sale of the private placement warrants provided us with $200,000,000 that we may use to complete our initial business combination.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 upon completion of our initial business combination (such that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments, in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s shareholders at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association will provide that special resolutions must be approved either by at least two-thirds of our shareholders who attend and vote at a shareholders meeting (i.e., the lowest threshold permissible under Cayman Islands law) (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval of at least 90% of our ordinary shares voting in a general meeting), or by a unanimous written resolution of all of our shareholders. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

Certain provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association will provide that any of its provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval of at least 90% of our ordinary shares voting in a general meeting). Our initial shareholders, who collectively beneficially own 20% of our ordinary shares, may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. However, our amended and restated memorandum and articles of association prohibits any amendment of its provisions (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 17, 2023 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide public shareholders with the opportunity to redeem their public shares. Furthermore, our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose such an amendment unless we provide our public shareholders with the opportunity to redeem their public shares. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our letter agreement with our sponsor, officers and directors may be amended without shareholder approval.

Our letter agreement with our sponsor, officers and directors contain provisions relating to transfer restrictions of our founder shares and private placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval. While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If

(i)
we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per Class A ordinary share; and

(ii)	the Market Value of our Class A ordinary shares is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively. This may make it more difficult for us to consummate an initial business combination with a target business.

Our warrants and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We have issued warrants to purchase 10,000,000 Class A ordinary shares at a price of $11.50 per whole share (subject to adjustment as provided herein), as part of the units offered by the prospectus for our initial public offering and, simultaneously with the closing of our initial public offering, we have issued in a private placement an aggregate of 6,000,000 private placement warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. Our initial shareholders currently hold 5,000,000 founder shares. In addition, if our sponsor, an affiliate of our sponsor or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units except that, so long as they are held by our sponsor or its permitted transferees: (1) they are not be redeemable by us (except as described herein); (2) they (including the ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.

Our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

We are engaged in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business, and they are not prohibited from sponsoring, or otherwise becoming involved with, other blank check companies prior to us completing our initial business combination. Moreover, certain of our officers and directors have time and attention requirements for investment funds of which affiliates of our sponsor are the investment managers.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary duties or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, affiliates of our sponsor have invested in industries as diverse as cannabis, consumer products, medical and scientific research and investment management. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers or directors which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors. Our officers and directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Business—Effecting Our Initial Business Combination—Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent and disinterested directors.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”) depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We expect to need to comply with the rules of Nasdaq that require our initial business combination to occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the assets held in the trust account at the time of the agreement to enter into the initial business combination.

The rules of Nasdaq require that our initial business combination occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. This restriction may limit the type and number of companies that we may complete a business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless. If we are not then listed on Nasdaq for whatever reason, we would not be required to satisfy the foregoing 80% fair market value test and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

Risks Relating to our Securities

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Business—Effecting Our Initial Business Combination—Tendering share certificates in connection with a tender offer or redemption rights.”

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 17, 2023 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (3) the redemption of our public shares if we have not completed our initial business combination by February 17, 2023, subject to applicable law and as further described herein. In no other circumstances will a shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as well as certain qualitative requirements, as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity with respect to such securities;

•
a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A ordinary shares and warrants will be listed on Nasdaq, our units, Class A ordinary shares and warrants will qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the public shares, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we may depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination. Our sponsor is not obligated to fund such loans.

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only approximately $1,000,000 will be available to us initially outside the trust account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to loan funds to, or invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we have not completed our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

We have identified two material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

 We have identified two material weaknesses in our internal controls related to the accounting for complex financial instruments, one affecting only the period ended March 31, 2021 and the second affecting (i) the audited balance sheet as of February 17, 2021, (ii) the period ended March 31, 2021 and (iii) the period ended June 30, 2021 ((i), (ii) and (iii) together, the “Affected Periods”).

First, we previously accounted for our outstanding public warrants and private placement warrants (collectively, with the public warrants, the “warrants”) issued in connection with our initial public offering as components of equity instead of as derivative liabilities. On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies. Following this issuance of this statement, our management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and such event is not an input to the fair value of the warrant. Based on management’s evaluation, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that we should have classified the warrants as derivative liabilities in our previously issued financial statement. As a result, we identified a material weakness in our internal controls over financial reporting for the period ended March 31, 2021.

Second, management determined that we had improperly valued our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share, while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the public shares underlying the units issued during the initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, on December 2, 2021, Tuatara’s audit committee concluded that the balance sheet and the financial statements for the Affected Periods, as applicable, should be restated to report all Class A ordinary shares issued as part of the units sold in Tuatara’s initial public offering as temporary equity rather than as permanent equity. In light of the restatement of Tuatara’s financial statements for these periods, our management and our audit committee concluded that we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. To address these material weaknesses, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. We have provided enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. We have also expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. To date, we have not incurred any significant costs with respect to our remediation plans, nor do we expect to incur any significant costs in connection therewith.

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

Subsequent to our completion of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (1) $10.00 per public share or (2) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we do not to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public shareholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any liquidation claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation would be reduced.

If we have not completed our initial business combination by February 17, 2023, our public shareholders may be forced to wait beyond such date before redemption from our trust account.

If we have not completed our initial business combination by February 17, 2023, we will distribute the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond February 17, 2023 before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of up to $18,292.68 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the completion of our initial business combination. Our public shareholders will not have the right to appoint directors prior to the consummation of our Business Combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Law for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. As holders of our Class A ordinary shares, our public shareholders also will not have the right to vote on the appointment of directors prior to completion of our initial business combination. In addition, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed, as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, to use our reasonable best efforts to file a registration statement under the Securities Act covering the issuance of such shares, to use our reasonable best efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are, at the time of any exercise of a warrant, not listed on a national securities exchange such that they do not satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws.

The ability of holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption when the price of Class A ordinary shares equals or exceeds $10.00 or if there is no effective registration statement covering the Class A ordinary shares issuable upon exercise of these warrants will cause holders to receive fewer Class A ordinary shares upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.

If we call the warrants for redemption in the circumstances described in “Description of Securities—Warrants—Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00,” holder that wish to exercise warrants may do so on a cashless basis. Holders may also elect to exercise their warrants on a cashless basis when there is no effective registration statement. In either case, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the Class A ordinary shares have a fair market value of $17.50 per share when there is no effective registration statement, then upon the cashless exercise, the holder will receive 300 Class A ordinary shares. The holder would have received 875 Class A ordinary shares if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold.

The grant of registration rights to our initial shareholders and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

The holders of the founder shares, private placement warrants and any warrants that may be issued on conversion of working capital loans (and any ordinary shares issuable upon the exercise of the private placement warrants or warrants issued upon conversion of the working capital loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement to be signed in connection with our initial public offering requiring us to register such securities for resale. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the Class A ordinary shares owned by our initial shareholders or their permitted transferees, our private placement warrants or warrants issued in connection with working capital loans are registered for resale.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of this prospectus captioned “Income Tax Considerations — United States Federal Income Taxation — General”) of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception (see the section of this prospectus captioned “Income Tax Considerations—United States Federal Income Taxation—U.S. Holders—Passive Foreign Investment Company Rules”). Depending on the particular circumstances, the application of the start-up exception for our current taxable year may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year (of which there can be no assurance), we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Our initial shareholders will control the appointment of our board of directors until completion of our initial business combination and will hold a substantial interest in us. As a result, they will appoint all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own 20% of our issued and outstanding ordinary shares. In addition, prior to our initial business combination, only the founder shares, all of which are held by our initial shareholders, will have the right to vote on the appointment of directors, and holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of their substantial ownership in our company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association will contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the Reference Value equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants—Public Shareholders’ Redeemable Warrants—Anti-dilution Adjustments”). Please see “Description of Securities—Warrants—Public Shareholders’ Warrants—Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00.” If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us (except as described above adjacent to “Description of Securities—Warrants—Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00”) so long as they are held by our sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants—Public Shareholders’ Redeemable Warrants—Anti-dilution Adjustments”). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of shares of our Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. Please see “Description of Securities—Warrants—Public Shareholders’ Warrants—Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00.” The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant to purchase one share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for a half of the number of shares compared to units that each contain a whole warrant to purchase one share, which we believe will make us a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.2

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Law and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (1) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (2) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Risks Relating to our Management Team

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals – in particular, Albert Foreman, our Chief Executive Officer and a member of our board of directors, Mark Zittman, our Chief Operating Officer and a member of our board of directors, and Sergey Sherman, our Chief Financial Officer. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our officers and directors have time and attention requirements for investment funds of which affiliates of our sponsor are the investment managers. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

2 NTD: Check this one.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of our initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, shareholders or warrant holders who choose to remain shareholders or warrant holders following our initial business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination.

Risks Relating to the Cannabis Industry

Business combinations with companies operating in the cannabis industry entail special considerations and risks. If we complete a business combination with a target business in the cannabis industry, we will be subject to, and possibly adversely affected by, the risks set forth below. However, our efforts in identifying prospective target businesses may not be limited to the cannabis industry. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry of the target business which we acquire, none of which can be presently ascertained.

There are risks related to the cannabis industry to which we may become subject.

If we are successful in completing a business combination with a target business with operations in the cannabis industry, we will be subject to, and possibly adversely affected by, the following risks:

•	The cannabis industry is extremely speculative and its legality is uncertain, making it subject to inherent risk;

•
Use of cannabis that is not in compliance with the U.S. Controlled Substances Act is illegal under U.S. federal law, and therefore, strict enforcement of U.S. federal laws regarding the use, cultivation, manufacturing, processing, transportation, distribution, storage and/or sale of cannabis would likely result in our inability to execute a business plan in the cannabis industry;

•
Changes in the current policies of the Biden Administration and the U.S. Department of Justice resulting in heightened enforcement of U.S. federal cannabis laws may negatively impact our ability to pursue our prospective business operations and/or generate revenues;

•
U.S. federal courts may refuse to recognize the enforceability of contracts pertaining to any business operations that are deemed illegal under U.S. federal law and, as a result, cannabis-related contracts could prove unenforceable in such courts;

•
Consumer complaints and negative publicity regarding cannabis related products and services could lead to political pressure on states to implement new laws and regulations that are adverse to the cannabis industry, to not modify existing, restrictive laws and regulations or to reverse current favorable laws and regulations relating to cannabis;

•	Assets leased to cannabis businesses may be forfeited to the U.S. federal government in connection with government enforcement actions under U.S. federal law;

•
U.S. Food and Drug Administration regulation of cannabis and the possible registration of facilities where cannabis is grown could negatively affect the cannabis industry, which could directly affect our financial condition;

•
Due to our proposed involvement in the regulated cannabis industry, we may have a difficult time obtaining the various insurance policies that are needed to operate our business, which may expose us to additional risks and financial liabilities;

•
The cannabis industry may face significant opposition from other industries that perceive cannabis products and services as competitive with their own, including but not limited to the pharmaceutical industry, adult beverage industry and tobacco industry, all of which have powerful lobbying and financial resources;

•
Many national and regional banks have been resistant to doing business with cannabis companies because of the uncertainties presented by federal law and, as a result, we may have difficulty accessing the service of banks, which may inhibit our ability to open bank accounts or otherwise utilize traditional banking services;

•	Due to our proposed involvement in the regulated cannabis industry, we may have a difficult time obtaining financing in connection with our initial business combination or thereafter;

•
Laws and regulations affecting the regulated cannabis industry are varied, broad in scope and subject to evolving interpretations, and may restrict the use of the properties we acquire or require certain additional regulatory approvals, which could materially adversely affect our operations;

•	National securities exchanges may not list companies engaged in the cannabis industry;

•
Section 280E of the Internal Revenue Code of 1986, as amended, which disallows a tax deduction for any amount paid or incurred in carrying on any trade or business that consists of trafficking in controlled substances prohibited by federal or state law, may prevent us from deducting certain business expenditures, which would increase our net taxable income; and

•	Risks similar to those discussed above based on regulations of other jurisdictions in which a prospective target may operate or be organized in.

Any of the foregoing could have an adverse impact on our operations following a business combination.

Cannabis is currently illegal under U.S. federal law and in other jurisdictions

If we complete a business combination with a target in the cannabis industry, our ability to achieve our business objectives will be contingent, in part, upon the legality of the cannabis industry, our compliance with regulatory requirements enacted by various governmental authorities, and our obtaining all regulatory approvals, where necessary. The laws and regulations governing cannabis are still developing, including in ways that we may not foresee. Although the Agriculture Improvement Act of 2018 has taken hemp and hemp derived cannabinoids out of the most restrictive class of controlled substances under U.S. federal law, marijuana is a schedule-1 controlled substance in the United States and is currently illegal under U.S. federal law. Even in those U.S. states in which the recreational use of marijuana has been legalized, its use remains a violation of U.S. federal law. Additionally, in 2018, a series of memoranda and guidance from 2009 to 2014 that generally directed U.S. Attorneys not to enforce federal marijuana laws against actors who were in compliance with state guidance were formally rescinded. Since U.S. federal laws criminalizing the use of marijuana preempt state laws that legalize its use, continuation of U.S. federal law in its current state regarding marijuana could limit our ability to do business in the United States. Similar issues of illegality apply in other countries. Any amendment to or replacement of existing laws to make them more onerous, or delays in amending or replacing existing laws to liberalize the legal possession and use of cannabis, or delays in obtaining, or the failure to obtain, any necessary regulatory approvals may significantly delay or impact negatively our ability to consummate an initial business combination, the markets in which we operate, products and sales initiatives and could have a material adverse effect on our business, liquidity, financial condition and/or results of operations.

Change in the laws, regulations and guidelines that impact the cannabis industry may cause adverse effects on our ability to successfully complete our initial business combination.

We only intend to target companies that are compliant with all applicable laws and regulations within the jurisdictions in which they are located or operate and, in particular, we will not invest in, or consummate a business combination with, a target business that we determine has been operating, or whose business plan is to operate, in violation of U.S. federal laws, including the U.S. Controlled Substances Act. Changes to such laws, regulations and guidelines may cause adverse effects on our ability to identify and acquire a target company that meets these legal and regulatory requirements at the time of acquisition.

The nascent status of the medical and recreational cannabis industry involves unique circumstances and there can be no assurance that the industry will continue to exist or grow as currently anticipated.

Cannabis industry businesses operate under a relatively new medical and adult-use recreational market. In addition to being subject to general business risks, a business involving an agricultural product and a regulated consumer product needs to continue to build brand, product awareness and operations through significant investments in strategy, production capacity, quality assurance and compliance with regulations.

Competitive conditions, consumer tastes, patient requirements and spending patterns in this new industry and market are relatively unknown and may have unique circumstances that differ from existing industries and markets.

There can be no assurance that this industry and market will continue to exist or grow as currently estimated or anticipated, or function and evolve in a manner consistent with management’s expectations and assumptions. Any event or circumstance that affects the medical or recreational cannabis industry and market could have a material adverse effect on our business, financial condition and results of operations.

Any potential growth in the cannabis industry continues to be subject to new and changing state and local laws and regulations.

Continued development of the cannabis industry is dependent upon continued legislative legalization of cannabis at the state level, and a number of factors could slow or halt progress in this area, even where there is public support for legislative action. Any delay or halt in the passing or implementation of legislation legalizing cannabis use, or its cultivation, manufacturing, processing, transportation, distribution, storage and/or sale, or the re-criminalization or restriction of cannabis at the state level could negatively impact our business. Additionally, changes in applicable state and local laws or regulations, including zoning restrictions, permitting requirements and fees, could restrict the products and services we may offer or impose additional compliance costs on us or our customers. Violations of applicable laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. We cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be materially adverse to our business.

Change in the laws, regulations and guidelines that impact our business may cause adverse effects on our operations.

A cannabis products business will be subject to a variety of laws, regulations and guidelines relating to the marketing, acquisition, manufacture, management, transportation, storage, sale, labeling and disposal of cannabis as well as laws and regulations relating to health and safety, the conduct of operations and the protection of the environment. Changes to such laws, regulations and guidelines may cause adverse effects on the operations of our target company post-acquisition.

Operating in a highly regulated business will require significant resources.

In the event we acquire a business involved in the production, distribution or sale of cannabis products, we will be operating in a highly regulated business. In such a case, we would expect a significant amount of management’s time and external resources to be used to comply with the laws, regulations and guidelines that impact our business, and changes thereto, and such compliance may place a significant burden on our management and other resources.

Differing regulatory environments may cause adverse effects on our operations.

A cannabis products business will be subject to a variety of laws, regulations and guidelines in each of the jurisdictions in which it operates. Complying with multiple regulatory regimes will require additional resources and may limit our ability to expand into certain jurisdictions, even where cannabis may be legal. For example, even if cannabis were to become legal under U.S. federal law, companies operating in the cannabis industry would have to comply with applicable state and local laws, which may vary greatly between jurisdictions, increasing costs for companies that operate in multiple jurisdictions.

We may operate a highly regulated business and any failure or significant delay in obtaining regulatory approvals could adversely affect our ability to conduct our business.

In the event we acquire a business involved in the production, distribution or sale of cannabis products, achievement of our business objectives will be contingent, in part, upon compliance with the regulatory requirements enacted by applicable government authorities and obtaining all regulatory approvals, where necessary, for the sale of our products. We cannot predict the time required to secure all appropriate regulatory approvals for our products, additional restrictions that may be placed on our business or the extent of testing and documentation that may be required by government authorities. Any delays in obtaining, or failure to obtain regulatory approvals would significantly delay the development of markets and products and could have a material adverse effect on our business, results of operation and financial condition.

U.S. regulations relating to hemp-derived CBD products are unclear and rapidly evolving.

We may acquire a business involved in the production, distribution or sale of hemp-derived CBD products. Participation in the market for hemp-derived CBD products in the United States and elsewhere may require us to employ novel approaches to existing regulatory pathways. Although the passage of the Farm Bill in December 2018 legalized the cultivation of hemp in the United States to produce products containing CBD and other non-THC cannabinoids, it is unclear how the FDA will respond to the approach taken by a target business we acquire, or whether the FDA will propose or implement new or additional regulations. In addition, such products may be subject to regulation at the state or local levels. Unforeseen regulatory obstacles may hinder our ability to successfully compete in the market for such products.

Marketing constraints under regulatory frameworks may limit a potential target cannabis company’s ability to compete for market share in a manner similar to that of companies in other industries.

The development of a potential target cannabis company’s business and operating results may be hindered by applicable restrictions on sales and marketing activities imposed by regulations applicable to the cannabis industry. For example, the regulatory environment in Canada would limit a target cannabis company’s ability to compete for market share in a manner similar to that of companies in other industries. Additionally, Canadian regulations impose further packaging, labeling and advertising restrictions on producers in the adult-use recreational cannabis market. If a target cannabis company is unable to effectively market its products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for its products, its sales and operating results could be adversely affected.

We may become involved in regulatory or agency proceedings, investigations and audits.

Businesses in the cannabis industry, and the business of the suppliers from which we may acquire the products we may sell, require compliance with many laws and regulations. Failure to comply with these laws and regulations could subject us or such suppliers to regulatory or agency proceedings or investigations and could also lead to damage awards, fines and penalties. We or such suppliers may become involved in a number of government or agency proceedings, investigations and audits. The outcome of any regulatory or agency proceedings, investigations, audits, and other contingencies could harm our reputation or the reputations of the brands that we may sell, require us to take, or refrain from taking, actions that could harm our operations or require us to pay substantial amounts of money, harming our financial condition. There can be no assurance that any pending or future regulatory or agency proceedings, investigations and audits will not result in substantial costs or a diversion of management’s attention and resources or have a material adverse impact on our business, financial condition and results of operations.

Research in the United States, Canada and internationally regarding the medical benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids remains in relatively early stages. There have been few clinical trials on the benefits of cannabis or isolated cannabinoids conducted by us or by others.

Research in the United States, Canada and internationally regarding the medical benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids (such as CBD and THC) remains in relatively early stages. Historically stringent regulations related to cannabis have made conducting medical and academic studies challenging, and there have been relatively few clinical trials on the benefits of cannabis or isolated cannabinoids to date. Many statements concerning the potential medical benefits of cannabinoids are based on published articles and reports, and as a result, such statements are subject to the experimental parameters, qualifications and limitations in the studies that have been completed. In the event we acquire a target business involving medical cannabis, future research and clinical trials may draw different or negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing or other facts and perceptions related to medical cannabis, which could adversely affect social acceptance of cannabis and the demand for our products. We may be subject to liability for risks against which we cannot insure or against which we may elect not to insure due to the high cost of insurance premiums or other factors. The payment of any such liabilities would reduce the funds available for our normal business activities. Payment of liabilities for which we do not carry insurance may have a material adverse effect on our financial position and operations.

With respect to target businesses operating in the medical and adult-use cannabis markets, the illicit supply of cannabis and cannabis-based products may reduce our sales and impede our ability to succeed in such markets.

In the event we acquire a target business operating in the medical and adult-use cannabis markets, we may face competition from unlicensed and unregulated market participants, including illegal dispensaries and black market suppliers selling cannabis and cannabis-based products.

Even with the legalization of medical and adult-use cannabis in certain jurisdictions, black market operations remain abundant and are a substantial competitor to cannabis-related businesses. In addition, illegal dispensaries and black market participants may be able to (i) offer products with higher concentrations of active ingredients that are either expressly prohibited or impracticable to produce under applicable regulations, (ii) use delivery methods, including edibles, concentrates and extract vaporizers, that we may be prohibited from offering to individuals in such jurisdictions, (iii) brand products more explicitly and (iv) describe/discuss intended effects of products. As these illicit market participants do not comply with the regulations governing the medical and adult-use cannabis industry in such jurisdictions, their operations may also have significantly lower costs.

As a result of the competition presented by the black market for cannabis, any unwillingness by consumers currently utilizing these unlicensed distribution channels to begin purchasing from legal producers for any reason or any inability or unwillingness of law enforcement authorities to enforce laws prohibiting the unlicensed cultivation and sale of cannabis and cannabis-based products could (i) result in the perpetuation of the black market for cannabis, (ii) adversely affect our market share and (iii) adversely impact the public perception of cannabis use and licensed cannabis producers and dealers, all of which would have a materially adverse effect on our business, operations and financial condition.

If recreational or medical-use consumers elect to produce cannabis for their own purposes, it could reduce the addressable market for a potential target cannabis company’s products.

Cannabis regulations may permit the end user to produce cannabis for their own purposes. For example, under cannabis regulations in Canada, three options are available for an individual to obtain cannabis for medical purposes: (i) registering with a holder of a license to sell for medical purposes and purchasing products from that entity; (ii) register with Health Canada to produce a limited amount of cannabis for their own medical purposes; or (iii) designate someone else to produce cannabis for them. It is possible that the ability of an end user to produce cannabis for their own purposes, such as under (ii) and (iii) above, could significantly reduce the addressable market for a potential target cannabis company’s products and could materially and adversely affect the business, financial condition and results of operations of a potential target cannabis company.

The cannabis industry faces significant opposition, and any negative trends may adversely affect our business operations.

If we complete a business combination with a target in the cannabis industry, we will be substantially dependent on the continued market acceptance, and the proliferation of consumers, of cannabis. We believe that with further legalization, cannabis will become more accepted, resulting in growth in consumer demand. However, we cannot predict the future growth rate or future market potential, and any negative outlook on the cannabis industry may adversely affect our business operations.

Large, well-funded industries that perceive cannabis products and services as competitive with their own, including but not limited to the pharmaceutical industry, adult beverage industry and tobacco industry, all of which have powerful lobbying and financial resources, may have strong economic reasons to oppose the development of the cannabis industry. For example, should cannabis displace other drugs or products, the medical cannabis industry could face a material threat from the pharmaceutical industry, which is well-funded and possesses a strong and experienced lobby. Any inroads the pharmaceutical, or any other potentially displaced, industry or sector could make in halting or impeding the cannabis industry could have a detrimental impact on our business.

Competition from synthetic products may adversely affect the business, financial condition or results of operations of a potential target cannabis company.

The pharmaceutical industry may attempt to dominate the cannabis industry, and in particular, legal cannabis, through the development and distribution of synthetic products which emulate the effects of cannabis. If they are successful, the widespread popularity of such synthetic products could change the demand, volume and profitability of the cannabis industry. This could adversely affect the ability of a potential target cannabis company to secure long-term profitability and success through the sustainable and profitable operation of the anticipated businesses and investment targets, and could have a material adverse effect on a potential target cannabis company’s business, financial condition or results of operations.

An initial surge in demand for cannabis may result in supply shortages in the short term, while in the longer term, supply of cannabis could exceed demand, which may cause a fluctuation in revenue.

Changes in the legal status of cannabis may result in an initial surge in demand. As a result of such initial surge, cannabis companies operating under such changed legal regime may not be able to produce enough cannabis to meet demand of the adult-use recreational and medical markets, as applicable. This may result in lower than expected sales and revenues and increased competition for sales and sources of supply.

However, in the future, cannabis producers may produce more cannabis than is needed to satisfy the collective demand of the adult-use recreational and medical markets, as applicable, and they may be unable to export that oversupply into other markets where cannabis use is fully legal under all applicable jurisdictional laws. As a result, the available supply of cannabis could exceed demand, resulting in a significant decline in the market price for cannabis. If such supply or price fluctuations were to occur, companies operating in the cannabis industry may see revenue and profitability fluctuate materially and their business, financial condition, results of operations and prospects may be adversely affected.

Consumer preferences may change, and the potential target business may be unsuccessful in acquiring or retaining consumers and keeping pace with changing market developments.

As a result of changing consumer preferences, many consumer products attain financial success for a limited period of time. Even if a potential target’s products find success at retail, there can be no assurance that such products will continue to be profitable. A potential target’s success will be significantly dependent upon its ability to develop new and improved product lines and adapt to consumer preferences. Even if a potential target business is successful in introducing new products or developing its current products, a failure to gain consumer acceptance or to update products could cause a decline in the products’ popularity and impair the brands. In addition, a potential target business may be required to invest significant capital in the creation of new product lines, strains, brands, marketing campaigns, packaging and other product features-none of which are guaranteed to be successful. Failure to introduce new features and product lines and to achieve and sustain market acceptance could result in the potential target business being unable to satisfy consumer preferences and generate revenue.

A potential target’s success depends on its ability to attract and retain consumers. There are many factors which could impact its ability to attract and retain consumers, including its ability to continually produce desirable and effective products, the successful implementation of its consumer acquisition plan and the continued growth in the aggregate number of potential consumers. A potential target business may not be successful in developing effective and safe new products, anticipating shifts in social trends and consumer demands, bringing such products to market in time to be effectively commercialized, or obtaining any required regulatory approvals, which, together with any capital expenditures made in the course of such product development and regulatory approval processes. A potential target’s failure to acquire and retain consumers could have a material adverse effect on the potential target business.

In addition, the patterns of cannabis consumption may shift over time due to a variety of factors, including changes in demographics, social trends, public health polices and other leisure or consumption behaviors. If consumer preferences for a potential target’s products or cannabis products in general do not develop, or if once developed, they were to move away from its products or cannabis products in general, or if a potential target business is unable to anticipate and respond effectively to shifts in consumer behaviors, it may be adversely affected.

The cannabis industry is highly competitive and evolving.

The market for businesses in the cannabis industry is highly competitive and evolving. There may be no material aspect of our business that is protected by patents, copyrights, trademarks or trade names, and we may face strong competition from larger companies, including in our search for an initial business combination and those that may offer similar products and services to ours following our initial business combination. Our potential competitors may have longer operating histories, significantly greater financial, marketing or other resources and larger client bases than we will, and there can be no assurance that we will be able to successfully compete against these or other competitors. Additionally, because the cannabis industry is at an early stage, a potential target cannabis company may face additional competition from new entrants, including as a result of an increased number of licenses granted under any applicable regulatory regime.

If the number of users of medical cannabis increases, and/or if the national demand for recreational cannabis increases, the demand for products will increase and we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products. To remain competitive, a target business may require a continued high level of investment in research and development, marketing, sales and client support. However, a potential target business may not have sufficient resources to maintain research and development, marketing, sales and client support efforts on a competitive basis, which could materially and adversely affect the business, financial condition and results of operations of the company. Additionally, as new technologies related to the cultivation, processing, manufacturing and research and development of cannabis are being explored, there is potential for third party competitors to be in possession of superior technology that would reduce any relative competitiveness a potential business target may have.

As the legal landscape for cannabis continues to evolve, it is possible that the cannabis industry will undergo consolidation, creating larger companies with greater financial resources, manufacturing and marketing capabilities and product offerings.

Given the rapid changes affecting the global, national, and regional economies generally and the cannabis industry, in particular, we may not be able to create and maintain a competitive advantage in the marketplace.

Our success will depend on our ability to keep pace with any changes in our markets, particularly, legal and regulatory changes. For example, it is likely that we, and our competitors, will seek to introduce new products in the future. Our success will also depend on our ability to respond to, among other things, changes in the economy, market conditions, and competitive pressures. Any failure by us to anticipate or respond adequately to such changes could have a material adverse effect on our financial condition and results of operations.

The technologies, process and formulations a target company uses may face competition or become obsolete.

Many businesses in the cannabis industry face rapidly changing markets, technology, emerging industry standards and frequent introduction of new products. The introduction of new products embodying new technologies, including new manufacturing processes or formulations, and the emergence of new industry standards may render a potential business target’s products obsolete, less competitive or less marketable. The process of developing their products is complex and requires significant continuing costs, development efforts and third party commitments, including licensees, researchers, collaborators and lenders. A target company’s failure to develop new technologies and products and the obsolescence of existing technologies or processes could adversely affect its business, financial condition and results of operations. A target company may be unable to anticipate changes in its potential customer requirements that could make its existing technology, processes or formulations obsolete. Its success will depend in part on its ability to continue to enhance its existing technologies, develop new technology that addresses the increasing sophistication and varied news of the market, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of its proprietary technology, processes and formulations may entail significant technical and business risks. A potential target company may not be successful in using its new technologies or exploiting its niche markets effectively or adapting its business to evolving customer or medical requirements or preferences or emerging industry standards.

There is uncertainty in pricing and demand for cannabis-based products.

The anticipated pricing of cannabis products may differ substantially from current levels given changes in the competitive and regulatory landscape. The potential target company’s business model may be susceptible to erosion of profitability should cannabis and cannabis-related products experience secular pricing changes. Potential sources of pricing changes include over-production, regulatory action, increased competition or the emergence of new competitors. Additionally, even if pricing of the broader cannabis and cannabis-related product market is sustained, there is no guarantee that a potential target cannabis company will be successful in creating and maintaining consumer demand and estimated pricing levels. To do this, the potential target company may be dependent upon, among other things, continually producing desirable and effective cannabis and cannabis-related products and the continued growth in the aggregate number of cannabis consumers. Campaigns designed to enhance the potential target company’s brand and attract consumers, subject to restrictions imposed by law, can be expensive and may not result in increased sales. If the potential target company is unable to attract new consumers, it may not be able to increase its sales.

A potential target company may have difficulty in forecasting sales and other business metrics.

A potential target cannabis business may rely largely on its own market research to forecast sales as detailed forecasts are not generally obtainable from other sources at this early stage of the cannabis industry. If the potential target business underestimates the demand for its products, it may not be able to produce products that meet its stringent requirements, and this could result in delays in the shipment of products and failure to satisfy demand, as well as damage to reputation and partner relationships. If the potential target business overestimates the demand for its products, it could face inventory levels in excess of demand, which could result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would harm the potential target’s gross margins and brand management efforts.

Due to the nascent nature of the market, it could be difficult for the potential target to forecast demand. In particular, it could be difficult to forecast the rate of the illicit cannabis market crossing over to the legal market. If the market does not develop as the potential target business expects, it could have a material adverse effect on its business, results of operations and financial condition. In addition to inherent risks and difficulties forecasting sales, anticipated costs and yields are also challenging to predict with certainty as the cannabis industry is in its relative infancy and rapidly evolving. If we make capital investments based on flawed sales, costs and yields forecasts, the potential target business may not achieve its expected, or any, return on invested capital. Failure to realize forecasted sales, costs and yields could have a material adverse effect on the potential target’s business, results of operations and financial condition.

We and our customers may have difficulty accessing the service of banks, which may make it difficult to sell products and services.

Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statute and the U.S. Bank Secrecy Act. Guidance issued by the Financial Crimes Enforcement Network (“FinCen”), a division of the U.S. Department of the Treasury (the “FinCen Memo”), clarifies how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. Despite the rescission of memoranda that had de-prioritized the enforcement of federal law against marijuana users and businesses that comply with state marijuana laws, FinCen has not rescinded the FinCen Memo. While this memo appears to be a standalone document and is presumptively still in effect, FinCen could elect to rescind the FinCen Memo at any time. Banks remain hesitant to offer banking services to cannabis-related businesses. Consequently, those businesses involved in the cannabis industry continue to encounter difficulty establishing banking relationships. Our inability to maintain bank accounts would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges and could result in our inability to implement our business plan.

The development and operation of businesses in the cannabis industry may require additional financing, which may not be available on favorable terms, if at all.

Due to the growth in the cannabis industry, the continued development and operation of businesses in the cannabis industry may require additional financing. The failure to raise such capital could result in the delay or indefinite postponement of current business objectives or the cessation of business. There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable.

We may be subject to product liability claims.

If we acquire a target business operating as a manufacturer and distributor of products utilizing cannabis for human consumption, we will face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused significant loss or injury. In addition, the manufacture and sale of cannabis products involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of cannabis products alone or in combination with other medications or substances could occur. We may be subject to various product liability claims, including, among others, that the products we produced caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances.

A product liability claim or regulatory action against us could result in increased costs, could adversely affect our reputation with our clients and consumers generally, and could have a material adverse effect on our results of operations and financial condition. There can be no assurances that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of products.

We may not be able to obtain adequate insurance coverage in respect of the risks our business faces, the premiums for such insurance may not continue to be commercially justifiable or there may be coverage limitations and other exclusions which may result in such insurance not being sufficient to cover potential liabilities that we face.

Although we expect to have insurance coverage with respect to the assets and operations of our target business, such insurance coverage will be subject to coverage limits and exclusions and may not be available for the risks and hazards to which we are exposed. In addition, no assurance can be given that such insurance will be adequate to cover our liabilities, including potential product liability claims, or will be generally available in the future or, if available, that premiums will be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, we may be exposed to material uninsured liabilities that could impede our liquidity, profitability or solvency.

We, or the cannabis industry more generally, may receive unfavorable publicity or become subject to negative consumer or investor perception.

We believe that the cannabis industry is highly dependent upon positive consumer and investor perception regarding the benefits, safety, efficacy and quality of the cannabis distributed to consumers. The perception of the cannabis industry and cannabis products, currently and in the future, may be significantly influenced by scientific research or findings, regulatory investigations, litigation, political statements, media attention and other publicity (whether or not accurate or with merit) both in the United States and in other countries, including Canada, relating to the consumption of cannabis products, including unexpected safety or efficacy concerns arising with respect to cannabis products or the activities of industry participants. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis market or any particular cannabis product or will be consistent with earlier publicity. Adverse future scientific research reports, findings and regulatory proceedings that are, or litigation, media attention or other publicity that is, perceived as less favorable than, or that questions, earlier research reports, findings or publicity (whether or not accurate or with merit) could result in a significant reduction in the demand for the cannabis products of a target business we acquire. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of cannabis, or the products of a target business we acquire specifically, or associating the consumption of cannabis with illness or other negative effects or events, could adversely affect us. This adverse publicity could arise even if the adverse effects associated with cannabis products resulted from consumers’ failure to use such products legally, appropriately or as directed.

Third parties with whom we do business may perceive themselves as being exposed to reputational risk by virtue of their relationship with us and may ultimately elect not to do business with us.

If we acquire a target business in the cannabis industry, the parties with which we do business may perceive that they are exposed to reputational risk as a result of our cannabis business activities. Failure to establish or maintain business relationships could have a material adverse effect on us.

Our reputation and ability to do business may be negatively impacted by the improper conduct of our business partners, employees or agents.

We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, agents or business partners in violation of applicable laws and regulations in the jurisdictions in which we conduct operations, including those applicable to businesses in the cannabis industry. Any improper acts or allegations could damage our reputation and subject us to civil or criminal investigations and related shareholder lawsuits, could lead to substantial civil and criminal monetary and non-monetary penalties, and could cause us to incur significant legal and investigatory fees.

We may be subject to regulatory, legal or reputational risk associated with potential misuse of our products by our customers.

We cannot provide assurance that our customers will always use our products in the manner in which we intend. Any misuse of our products by our customers could lead to substantial civil and criminal monetary and non-monetary penalties, and could cause us to incur significant legal and investigatory fees.

A potential target company may not succeed in promoting and sustaining its brands, which could have an adverse effect on its future growth and business.

A critical component of a potential target company’s future growth is its ability to promote and sustain its brands, often achieved by providing a high-quality user experience. An important element of a target company’s brand promotion strategy is establishing a relationship of trust with its consumers. In order to provide a high-quality user experience, a potential target company may need to have invested and continue to invest substantial resources in the development of products, infrastructure, fulfilment and customer service operations. Campaigns designed to enhance a potential target company’s brand and attract consumers, subject to restrictions imposed by law, can be expensive and may not result in increased sales. If a potential target company is unable to attract new customers or its consumers are dissatisfied with the quality of the products sold to them or the customer service they receive and their overall customer experience, it could see a decrease in sales, which could have a material adverse effect on the potential target company’s business, financial condition and results of operations.

Certain events or developments in the cannabis industry more generally may impact our reputation.

Damage to our reputation can result from the actual or perceived occurrence of any number of events, including any negative publicity, whether true or not. If we acquire a target business in the cannabis industry, because cannabis has been commonly associated with various other narcotics, violence and criminal activities, there is a risk that our business might attract negative publicity. There is also a risk that the actions of other companies and service providers and customers in the cannabis industry may negatively affect the reputation of the industry as a whole and thereby negatively impact our reputation. The increased usage of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share negative opinions and views in regards to our activities and the cannabis industry in general, whether true or not.

We do not ultimately have direct control over how we or the cannabis industry is perceived by others. Reputational issues may result in decreased investor confidence, increased challenges in developing and maintaining community relations and present an impediment to our overall ability to advance our business strategy and realize on our growth prospects.

The cannabis industry is subject to the risks inherent in an agricultural business, including the risk of crop failure.

The growing of cannabis is an agricultural process. As such, a target business with operations in the cannabis industry is subject to the risks inherent in the agricultural business, including risks of crop failure presented by weather, insects, plant diseases and similar agricultural risks. Although some cannabis production is conducted indoors under climate controlled conditions, cannabis continues to be grown outdoors and there can be no assurance that artificial or natural elements, such as insects and plant diseases, will not entirely interrupt production activities or have an adverse effect on the production of cannabis and, accordingly, the operations of a potential target business.

The cannabis industry is subject to transportation disruptions, including those related to an agricultural product.

As a business revolving mainly around the growth of an agricultural product, the ability to obtain speedy, cost effective and efficient transport services will be essential to the prolonged operations of a potential target cannabis company’s business. Should such transportation become unavailable for prolonged periods of time, it could have a material adverse effect on the potential target company’s business, financial condition and results of operations.

Due to the nature of a potential target cannabis company’s products, security of the product during transportation to and from its facilities may be important. A breach of security during transport or delivery could have a material adverse effect on a potential target company’s business, financial condition and results of operations. Any breach of the security measures during transport or delivery, including any failure to comply with recommendations or requirements of regulatory authorities, could also have an impact on the potential target company’s ability to continue operating under its license or the prospect of renewing its licenses.

Many cannabis businesses are subject to significant environmental regulations and risks.

Participants in the cannabis industry are subject to various environmental regulations in the jurisdictions in which they operate. These regulations may mandate, among other things, the maintenance of air and water quality standards and land reclamation. These regulations may also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect a potential target business.

Many cannabis businesses are dependent on key personnel with sufficient experience in the cannabis industry.

The success of businesses in the cannabis industry is largely dependent on the performance of their respective management teams and key employees and their continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and significant costs may be incurred to attract and retain them. The loss of the services of any key personnel, or an inability to attract other suitably qualified persons when needed, could prevent a business from executing on its business plan and strategy, and the business may be unable to find adequate replacements on a timely basis, or at all.

There are a limited number of management teams in the cannabis industry that are familiar with U.S. securities laws.

There are a limited number of management teams in the cannabis industry that have U.S. public company experience. As a result, management of a target cannabis business, including any key personnel that it hires in the future, may not be familiar with U.S. securities laws. If such management team is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

It may be difficult to continuously maintain and retain a competitive talent pool with public company standards.

As a target company grows, it may need to hire additional human resources to continue to develop its businesses. However, experienced talent, including senior management, with public company background in the areas of cannabis research and development, growing cannabis and extraction are difficult to source, and there can be no assurance that the appropriate individuals will be available or affordable.

Without adequate personnel and expertise, the growth of the business may suffer. There can be no assurance that a target company will be able to identify, attract, hire and retain qualified personnel and expertise in the future, and any failure to do so could have a material adverse effect on the business, financial condition or results of operations.

A potential target company may be dependent on skilled labor and suppliers.

The ability of a potential target business to compete and grow will be dependent on it having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that the potential target business will be successful in maintaining its required supply of skilled labor, equipment, parts and components. Qualified individuals are in high demand, and the potential target business may incur significant costs to attract and retain them. It is also possible that the final costs of the major equipment and materials, including packaging materials, contemplated by the potential target’s capital expenditure program may be significantly greater than anticipated by the potential target’s management, and may be greater than funds available to the potential target business, in which circumstance the potential target business may curtail, or extend the timeframes for completing, its capital expenditure plans. This could have a material adverse effect on the potential target’s business, financial condition and results of operations.

Fraudulent or illegal activity by employees, contractors and consultants may adversely affect our business, condition or results of operations.

A potential target business may be exposed to the risk that any of its employees, independent contractors or consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities that violate (i) government regulations, (ii) manufacturing standards, (iii) federal, state and provincial healthcare fraud and abuse laws and regulations, or (iv) laws that require the true, complete and accurate reporting of financial information or data. It may not always be possible for the potential target business to identify and deter misconduct by its employees and other third parties, and the precautions taken by the potential target business to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting the potential target business from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against the potential target business, and it is not successful in defending itself or asserting its rights, those actions could have a significant impact on the business of the potential target business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of the operations of the potential target business, any of which could have a material adverse effect on the potential target’s business, financial condition and results of operations.

A potential target cannabis company may be reliant on key inputs and may not be able to realize its cannabis production or capacity targets. The price of production of cannabis will also vary based on a number of factors outside of our control.

A potential target cannabis company’s ability to produce and process cannabis, and the price of production, may be affected by a number of factors, including available space, raw materials plant design errors, non-performance by third party contractors, increases in materials or labor costs, construction performance falling below expected levels of output or efficiency, environmental pollution, contractor or operator errors, breakdowns, processing bottlenecks, aging or failure of equipment or processes and labor disputes, as well as factors specifically related to indoor agricultural practices, such as reliance on provision of energy and utilities to the facility, and potential impacts of major incidents or catastrophic events on the facility, such as fires, explosions, earthquakes or storms. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact the business, financial condition and operating results of a potential target company. Some of these inputs may only be available from a single supplier or a limited group of suppliers, including access to the electricity grid. If a sole source supplier were to go out of business, the target company might be unable to find a replacement for such source in a timely manner or at all. If a sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to the potential target company in the future. Any inability to secure required supplies and services or to do so on appropriate terms could have a materially adverse impact on the business, financial condition, results of operations and prospects of such businesses.

In addition, the price of production, sale and distribution of cannabis will fluctuate widely due to, among other factors, how young the cannabis industry is and the impact of numerous factors beyond the control of such businesses, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new production and distribution developments and improved production and distribution methods.

A potential target company may be vulnerable to rising energy costs.

Cannabis growing operations consume considerable energy, which makes a potential target cannabis company vulnerable to rising energy costs and/or the availability of stable energy sources. Accordingly, rising or volatile energy costs or the inability to access stable energy sources may have a material adverse effect on the potential target company’s business, financial condition and results of operations.

To the extent we acquire cannabis businesses or assets, there may be a lack of access to U.S. bankruptcy protections.

Because cannabis is illegal under U.S. federal law, many courts have denied cannabis businesses bankruptcy protections, thus making it very difficult for lenders to recoup their investments in the cannabis industry in the event of a bankruptcy. If a company we acquire as part of a qualifying transaction were to experience a bankruptcy, there is no guarantee that U.S. federal bankruptcy protections would be available, which could have a material adverse effect on the financial condition and prospects of such business and on the rights of its lenders and security holders.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Annual Report on Form 10-K, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2021. We have taken a number of measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that any measures we may take in the future will be sufficient to avoid potential future material weaknesses.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Property

We currently maintain our executive offices at 655 Third Avenue, 8th Floor, New York, New York 10017. The cost for the space is included in the up to $10,000 monthly fee that we pay our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our units, Class A ordinary shares and warrants are each traded on the Nasdaq under the symbols “TCACU,” “TCAC” and “TCACW,” respectively. Our units commenced public trading on February 12, 2021. Our Class A ordinary shares and warrants began separate trading on April 5, 2021.

(b) Holders

On March 9, 2021, there was one holder of record of our units, one holder of record of our Class A ordinary shares, four holders of our Class B ordinary shares and two holders of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

In February 2020, our sponsor purchased 5,031,250 Class B ordinary shares, par value $0.0001 (“founder shares”) for an aggregate purchase price of $25,000, or $0.006 per share. In February 2021, our sponsor transferred 50,000 founder shares to Richard Taney, 40,000 founder shares to Jeffrey Bornstein and 40,000 founder shares to Aris Kekedjian for the same per share purchase price paid by our sponsor. On April 5, 2021, in connection with the expiration of the underwriters’ over-allotment option, our sponsor surrendered 31,250 founder shares. On May 18, 2021, Aris Kekedjian transferred 40,000 founder shares to our sponsor pursuant to the terms of his resignation from TCAC’s board of directors, and on August 27, 2021, the sponsor transferred 40,000 founder shares to Michael Finkelman in connection with this appointment to TCAC’s board of directors.  As a result, our sponsor now owns 4,870,000 founder shares.

The founder shares will automatically convert into Class A ordinary shares on the first business day following the completion of our initial business combination on a one-for-one basis, subject to certain adjustments. In the case that additional Class A ordinary shares, or equity-linked securities convertible or exercisable for Class A ordinary shares, are issued or deemed issued in excess of the amounts issued in our initial public offering and related to the closing of our initial business combination, the ratio at which founder shares will convert into Class A ordinary shares will be adjusted (subject to waiver by holders of a majority of the Class B ordinary shares then in issue) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of our ordinary shares issued and outstanding upon the completion of our initial public offering plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our initial business combination (net of redemptions), excluding the representative shares and any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in our initial business combination and any private placement warrants issued to our sponsor, an affiliate of our sponsor or any of our officers or directors.

With certain limited exceptions, the founder shares are not transferable, assignable or salable (except to our officers and directors and other persons or entities affiliated with our sponsor, each of whom are subject to the same transfer restrictions) until the earlier of (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of the ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date following the completion of our initial business combination on which we complete a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Our sponsor purchased 6,000,000 private placement warrants at a price of $1.00 per warrant in a private placement that occurred concurrently with the closing of our initial public offering and generated gross proceeds of $6,000,000. Each private placement warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the private placement warrants were added to the net proceeds from the initial public offering held in the trust account. If we do not complete a business combination by February 17, 2023, the private placement warrants will expire worthless. The private placement warrants are non-redeemable and exercisable on a cashless basis so long as they are held by our sponsor or its permitted transferees. The sale of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

Of the $206,000,000 in proceeds we received from our initial public offering and the sale of the private placement warrants, a total of $200,000,000, including $7,000,000 payable to the underwriter for deferred underwriting commissions, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

There has been no material change in the planned use of proceeds from such use as described in the Company’s final prospectus (File No. 333-252484), dated February 11, 2021, which was declared effective by the SEC on February 11, 2021.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

On November 8, 2021, Tuatara Capital Acquisition Corporation, a Cayman Islands exempted company (“TCAC”), entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among TCAC, HighJump Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and SpringBig, Inc., a Delaware corporation (“SpringBig”).

The Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of TCAC and SpringBig.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 24, 2020 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net income of $7,707,350, which consists of a change in the fair value of warrant liability of $12,960,000 and interest earned on investments held in the Trust Account of $35,810, offset by transaction costs allocated to warrants of $853,386, compensation expense of $2,400,000 and formation and operating cost of $2,035,074.

For the period from January 24, 2020 (inception) through December 31, 2020, we had a net loss of $5,064 which consists of formation and operational costs.

Liquidity, Capital Resources and Going Concern

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

For the year ended December 31, 2021, cash used in operating activities was $739,608. Net income of $7,707,350 was affected by interest earned on investments held in the Trust Account of $35,810, a change in the fair value of warrant liability of $12,960,000, compensation expense of ($2,400,000) and transaction costs allocable to warrants ($853,386). Changes in operating assets and liabilities used $1,295,466 of cash for operating activities.

For the period from January 24, 2020 (inception) through December 31, 2020, cash used in operating activities was $64. Net loss of $5,064 was offset by formation cost paid by Sponsor in exchange for issuance of founder shares of $5,000.

As of December 31, 2021, we had investments held in the Trust Account of $200,035,810 (including $35,810 of interest income) consisting of securities held in a money market fund that invests in U.S. Treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $621,472. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 17, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 17, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Merger Agreement

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

In accordance with the terms and subject to the conditions of the Merger Agreement, based on an implied equity value of $245 million, (i) each share of SpringBig common stock (other than dissenting shares) will be canceled and converted into the right to receive the applicable portion of the merger consideration comprised of New SpringBig Common Stock, as determined in the Merger Agreement (the “Share Conversion Ratio”), and (ii) vested and unvested options of SpringBig outstanding and unexercised immediately prior to the effective time of the Merger will convert into comparable options that are exercisable for shares of New SpringBig Common Stock, with a value determined in accordance with the Share Conversion Ratio.

As part of the aggregate consideration payable to the SpringBig’s securityholders pursuant to the Merger Agreement, holders of SpringBig’s common stock (including those holders of converted preferred stock of SpringBig) and holders of options of SpringBig’s common stock will also have the right to receive their pro rata portion of up to an aggregate of 9,000,000 shares of New SpringBig Common Stock (“Contingent Shares”) if any of the following stock price conditions are met: (i) 5,500,000 Contingent Shares if the closing price of New SpringBig Common Stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) on any twenty (20) trading days in a thirty (30)-trading-day period at any time after the closing date and by the third anniversary of the closing date; (ii) 2,250,000 Contingent Shares if the closing price of New SpringBig Common Stock equals or exceeds $15.00 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) on any twenty (20) trading days in a thirty (30)-trading-day period at any time after the closing date and by the third anniversary of the closing date; and (iii) 1,250,000 Contingent Shares if the closing price of the New SpringBig Common Stock equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) on any twenty (20) trading days in a thirty (30)-trading-day period at any time after the closing date and by the third anniversary of the closing date.

PIPE Financing (Private Placement)

In connection with the signing of the Merger Agreement, TCAC entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”). Pursuant to the Subscription Agreements, the PIPE Investors agreed to subscribe for and purchase, and TCAC agreed to issue and sell to such investors, on the closing date, an aggregate of 1,310,000 shares of New SpringBig Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $13,100,000 (the “PIPE Financing”).

Advisory Service Agreement

On August 12, 2021 TCAC entered into an agreement (the “Agreement”) with Cantor Fitzgerald & Co. (“CF&CO) to act as a capital markets advisor in connection with the proposed business combination (the “Business Combination”) with SpringBig, Inc. CF&CO acknowledges that the Company may engage additional advisors in the same capacity (together with CF&CO, the “Capital Markets Advisors”), provided that CF&CO will be the “lead” capital markets advisor and CF&CO shall not be responsible for the actions or inactions of any other capital markets advisor. In consideration of our services pursuant to this Agreement, the Company agrees to pay CF&CO a fee of $5,000,000 (the “Advisory Fee”) upon the consummation of the Business Combination (“Closing”). $2,000,000 of the Advisory Fee shall be payable in cash, and the remainder of the Advisory Fee (“Redemption Dependent Portion”) payable in cash and common stock of the Company (“Common Stock”), with the portions of each to depend on the final amount of redemptions from the Company’s trust account established for the benefit of the Company’s public stockholders (the “Trust Account”) in connection with the Business Combination.

Subsequent to the Agreement, TCAC entered into a second agreement (“Second Agreement”) with Cantor Fitzgerald & Co. (“CF&CO) to receive one or more financing(s) through the private placement, offering or other sale of equity instruments in any form, including, without limitation, (i) equity instruments in any form, including, without limitation, preferred or common equity, or instruments convertible into preferred or common equity or other related forms of interests or capital of the Company in one or a series of transactions (an “Equity Financing”) and (ii) debt in any form, including, but not limited to, bank debt, high yield debt or mezzanine debt, notes, bonds, debentures or other debt securities, of the Company in one transaction or a series of transactions (a “Debt Financing” and any Equity Financing or Debt Financing, (a “Financing”), in the cases of (i) and (ii), in connection with the business combination contemplated by the Agreement and Plan of Merger between the Company and SpringBig, Inc., dated as of November 8, 2021 (the “Business Combination,” and such agreement, the “Merger Agreement”). The Company hereby engages CF&CO to act as the Company’s financial advisor, placement agent and arranger in connection with any Financing for the Business Combination. In consideration of our services pursuant to this Second Agreement, the Company agrees to pay CF&CO the following compensation:

(a)
Upon the closing of any Financing (which is contemplated to fund and close concurrently with the closing of the Business Combination), the Company shall pay to CF&CO a non-refundable cash fee equal to 4% of the aggregate maximum gross proceeds received or receivable in connection with such Financing, including, without limitation, aggregate amounts committed by investors to purchase securities, whether or not all securities are issued on the closing date of the Equity Financing.

(b)	In no event shall the aggregate amount of the fees payable to CF&CO pursuant to this section 3 be less than $1,500,000.

(c)	The fees payable pursuant to this section 3 shall be in addition to any other fees that the Company may be required to pay directly to any prospective investor to secure its financing commitment.

(d)
For the avoidance of doubt, if the structure of a Financing contemplates multiple issuances, financing availability that is contingent upon the occurrence of some future event or any other delayed consideration structure, such Financing shall be considered a single Financing, and not multiple Financings, and all fees payable pursuant to this section 3 for such Financing shall be payable in full on the closing date of such Financing.

(e)
All fees payable hereunder will be payable in U.S. dollars in immediately available funds to CF&CO for its own account, or as directed by it, free and clear of and without deduction for any and all present or future applicable taxes, levies, imposts, deductions, charges or withholdings and all liabilities with respect thereto (with appropriate gross-up for withholding taxes) and will not be subject to reduction by way of setoff or counterclaim. Once paid, no fee will be refundable under any circumstances.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Item 7A	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management intends to implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

We have identified two material weaknesses in our internal controls related to the accounting for complex financial instruments, one affecting only the period ended March 31, 2021 and the second affecting (i) the audited balance sheet as of February 17, 2021, (ii) the period ended March 31, 2021 and (iii) the period ended June 30, 2021 ((i), (ii) and (iii) together, the “Affected Periods”).

First, we previously accounted for our outstanding public warrants and private placement warrants (collectively, with the public warrants, the “warrants”) issued in connection with our initial public offering as components of equity instead of as derivative liabilities. On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies. Following this issuance of this statement, our management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and such event is not an input to the fair value of the warrant. Based on management’s evaluation, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that we should have classified the warrants as derivative liabilities in our previously issued financial statement. As a result, we identified a material weakness in our internal controls over financial reporting for the period ended March 31, 2021.

Second, management determined that we had improperly valued our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share, while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the public shares underlying the units issued during the initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, on December 2, 2021, Tuatara’s audit committee concluded that the balance sheet and the financial statements for the Affected Periods, as applicable, should be restated to report all Class A ordinary shares issued as part of the units sold in Tuatara’s initial public offering as temporary equity rather than as permanent equity. In light of the restatement of Tuatara’s financial statements for these periods, our management and our audit committee concluded that we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. To address these material weaknesses, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. We have provided enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. We have also expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. To date, we have not incurred any significant costs with respect to our remediation plans, nor do we expect to incur any significant costs in connection therewith.

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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name	Age	Position
Albert Foreman	48	Chief Executive Officer and Director
Mark Zittman	56	Chief Operating Officer and Director
Sergey Sherman	51	Chief Financial Officer
Jeffrey Bornstein	56	Director
Michael Finkelman	58	Director
Richard Taney	65	Director and Chairman

Our directors and executive officers are as follows:

Albert Foreman has served as a member of board of directors and as our Chief Executive Officer since our inception. Mr. Foreman has over 20 years of professional experience in private equity, corporate finance, financial technology and a broad range of transaction experience that includes the origination, structuring and execution of debt, equity and M&A transactions globally as both a principal and an agent. Mr. Foreman co-founded Tuatara Capital in 2014 and currently acts as Managing Partner and Chief Investment Officer, in which roles he is responsible for formulating Tuatara’s macro-investment strategy and for the structuring and oversight of portfolio investments. Prior to co-founding Tuatara, Mr. Foreman was a Managing Director at Highbridge Principal Strategies, LLC (“Highbridge”), an alternative investment management firm. Before Highbridge, he worked as a Managing Director in J.P. Morgan’s Financial Sponsors Group and he joined the bank as Managing Director and founding member of the management team for the J.P. Morgan Private Equity Fund Services business. Prior to his time at J.P. Morgan, Mr. Foreman was a financial technology executive at Vitech Systems Group and Virtual Growth Incorporated, and he began his career as a Management Associate in Citigroup’s Private Bank, where he co-founded Citibank’s Professional Sports Group. Academically, Mr. Foreman earned a B.S. in Finance from the University of Connecticut, a J.D. from the Sandra Day O’Connor College of Law at Arizona State University, and an MBA from Arizona State University’s W.P. Carey School of Business. We believe Mr. Foreman’s experience in private equity investing, transaction execution and the cannabis sector makes him well qualified to serve as a member of our board of directors.

Mark Zittman has served as a member of our board of directors and as our Chief Operating Officer since our inception. Mr. Zittman has over 35 years of professional experience with most of that time having been spent in structured finance and private investments. Mark's experience centered around 2 areas: sales, account management, structuring and execution of structured products in fixed income. Additionally he has spent the last 20 years Investing in private equity transactions which lead him to become a General Partner and co-founder of Tuatara Capital in 2014 (for which he recently became a senior advisor). For more than six years, he led the firm's fundraising activity, deal generation and driving the co-investment process,  as well as acting as the General Partners' representative on the Limited Partner Advisory Committee. Prior to co-founding Tuatara, Mr. Zittman spent over 15 years as Senior Managing Director in Guggenheim Partners Capital Markets Group, providing customized services to hedge funds, mutual funds, insurance companies and other financial institutions. Before Guggenheim, Mr. Zittman spent three years at Greenwich Capital and specialized in structured products and other fixed income securities after working at Morgan Stanley in mortgage- and asset-backed securities and Kidder Peabody in their mortgage-backed securities sales department. Mr. Zittman began his Wall Street tenure at Merrill Lynch in their Fixed Income Futures and Options Group and prior to Wall Street, worked at Electronic Data Systems (“EDS”) in their Accounting and Financial Development training (AFD) program. At EDS, Mr. Zittman worked in a variety of finance and accounting roles in various locations in the United States and Europe after earning his B.S. in Business Administration from the University of Florida and an MBA in Finance and Marketing from Columbia Business School. We believe Mr. Zittman's experience in private investments and deal generation in the cannabis sector makes him well qualified to serve as a member of our board of directors.

Sergey Sherman has served as our Chief Financial Officer since our inception. Mr. Sherman brings over 20 years of professional experience across investment banking and finance with expertise in private equity, mergers and acquisitions, leveraged finance and credit. Mr. Sherman joined Tuatara Capital in 2019 and as Managing Director - Investments is responsible for all aspects of the investment process including origination, transaction structuring, due diligence, financing and portfolio management. Prior to Tuatara, Mr. Sherman was a Managing Director at Société Générale’s investment banking group in the U.S. and was previously in the financial sponsors groups at RBC Capital Markets and J.P. Morgan. Prior to investment banking, he was an executive in the business development/mergers and acquisitions group at GE Capital. Mr. Sherman started his career as a nuclear submarine officer in the U.S. Navy. Mr. Sherman has a B.S. in Electrical Engineering from Carnegie Mellon University and holds an MBA from The George Washington University.

Jeffrey Bornstein has served as a member of our board of directors since our initial public offering. Mr. Bornstein brings more than 30 years of corporate and investing leadership roles to our board, including as Vice Chairman and Chief Financial Officer at GE. Mr. Bornstein is presently Managing Partner of Generation Capital Partners, a private investment fund that targets small and mid-sized companies, and Managing Partner of Whipstick Ventures, LLC, an advisory firm focused on investing in and advising early stage companies. Prior to serving as Vice Chairman and CFO of General Electric from 2013 to 2017, Mr. Bornstein served in various capacities throughout GE, including as SVP and CFO of GE Capital from 2009 to 2013, SVP and CFO of GE Capital Commercial Finance from 2002 to 2008, CFO of GE Plastics from 2000 to 2002, CFO of GE Aircraft Engine Services from 1996 to 1999, Executive Audit Manager - GE Audit Staff from 1992 to 1996, and a participant of GE’s Financial Management Program from 1989 to 1992. Mr. Bornstein also currently serves as a director of several private companies including Adaptiiv Grow Technologies, Greene Lyon Group and Collegiate Sports Management Group. Mr. Bornstein graduated with a B.S. in Business from Northeastern University in 1989. We believe Mr. Bornstein’s experience in corporate and investing leadership roles makes him well qualified to serve as a director.

Michael Finkelman has served as a member of our board of directors since August 27, 2021. Mr. Finkelman  has been at Societe Generale as a Managing Director since 2006, serving in various leadership roles within the Americas, starting with the founding and developing of the Leverage Finance business.  In 2009, Mr. Finkelman assumed additional responsibility for the Telecom, Media and Technology banking activity and in 2018 was named head of the newly-created Investment Banking Division, encompassing Leverage Finance, Debt Capital Markets, Equity Capital Markets, M&A, and Acquisition Finance (includes corporate and ratings advisory).  Mr. Finkelman is also Chairman of the Leverage Lending Committee, which has oversight responsibility for all leveraged lending in Societe Generale Americas, and is a member of the Executive Committee of the bank’s GLBA (Global Lending Banking Activity) Americas business.  Prior to Societe Generale, Mr. Finkelman served as Managing Director within the Merchant Banking Group of BNP Paribas, having been a founding member of the activity when created in 1989 at BNP (the predecessor to BNP Paribas).  Prior to BNP Paribas, Mr. Finkelman worked within the Credit team, with a focus on leveraged financings, at Swiss Bank Corporation from 1986 to 1989 and before that, worked for MetLife Insurance Company as a Financial Analyst since 1985. Mr. Finkelman received his Bachelor of Science degree from SUNY at Albany in 1985 and his MBA from The Stern School of Business, New York University in 1991. We believe Mr. Finkelman’s experience in corporate and banking leadership roles makes him well qualified to serve as a director.

Richard Taney has been a member and the chairman of our board of directors since our inception. From 2017 to 2019 Mr. Taney was a Managing Director of Tuatara Capital and he currently is a senior advisor to the firm. From its founding in 2010 until 2016, Mr. Taney was the President, Chief Executive Officer and a board member of Curaleaf, Inc., which is a multi-state operator in the U.S. cannabis industry. Curaleaf, Inc. currently produces and/or dispenses cannabinoid-based products in twenty-three states. Since 2019, Mr. Taney has also served on the board of directors of Greenlane Holdings, Inc., a distributor of smoking accessories to the cannabis and tobacco industries. Richard earned a Bachelor of Arts degree from Tufts University and a Juris Doctor from the Temple University School of Law. Mr. Taney brings to our board of directors professional experience in public and private finance, executive management, operations and his expertise in the cannabis industry. We believe Mr. Taney’s experience in the cannabis sector and investing activities makes him well qualified to serve as a member of our board of directors.

Number, Terms of Office and Election of Officers and Directors

Our board of directors consists of five members. Our board of directors is divided into two classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a two-year term. The term of office of the first class of directors will expire at our first annual general meeting. The term of office of the second class of directors will expire at our second annual general meeting. We may not hold an annual general meeting until after we consummate our initial business combination (unless required by Nasdaq). Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our ordinary shares (or, prior to our initial business combination, holders of our founder shares).

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Jeffrey Bornstein, Michael Finkelman and Richard Taney are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

None of our executive officers or directors have received or, prior to our initial business combination, will receive any cash compensation for services rendered to us. We pay our sponsor up to $10,000 per month for office space, administrative and support services. Our sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or any of their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the completion of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act, a compensation committee and a nominating committee, each comprised of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Jeffrey Bornstein, Michael Finkelman and Richard Taney serve as members of our audit committee. Michael Finkelman serves as chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Michael Finkelman qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

The audit committee is responsible for:

•
assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence and (4) the performance of our internal audit function and independent registered public accounting firm;

•
the appointment, compensation, retention, replacement and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

•
pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us and establishing pre-approval policies and procedures;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•
meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Jeffrey Bornstein, Michael Finkelman and Richard Taney. Jeffrey Bornstein serves as chairman of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

•
reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating Committee

We have established a nominating committee of our board of directors. The members of our nominating committee are Jeffrey Bornstein, Michael Finkelman and Richard Taney. Richard Taney serves as chairman of the nominating committee.

We have adopted a nominating committee charter, which details the purpose and responsibilities of the nominating committee, including:

•
identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation4

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance5

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2021, there were no delinquent filers.

Code of Ethics

We adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics is available on our website. Our Code of Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Ethics on our website.

Conflicts of Interest

All of our executive officers and certain of our directors have or may have fiduciary and contractual duties to certain companies in which they have invested. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing it. However, we do not expect these duties to present a significant conflict of interest with our search for an initial business combination.

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

(i)	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

(iii)	directors should not improperly fetter the exercise of future discretion;

4 NTD: To confirm.
5 NTD: To confirm.

(iv)	duty to exercise powers fairly as between different sections of shareholders;

(v)	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

(vi)	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care, which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders; provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Potential investors should also be aware of the following potential conflicts of interest:

•
None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•
Our initial shareholders have agreed to waive their redemption rights with respect to their founder shares and any public shares held by them in connection with the completion of our initial business combination. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination by February 17, 2023. However, if our initial shareholders or any of our officers, directors or affiliates acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial shareholders until the earlier of (1) one year after the completion of our initial business combination and (2) subsequent to our initial business combination, (x)if the last reported sale price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (y) the date on which we consummate a liquidation, merger, amalgamation, share exchange, reorganization, or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement warrants and the Class A ordinary shares underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own ordinary shares and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•
Our officers and directors may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:6

Individual	Entity	Entity’s Business	Affiliation
Albert Foreman	Tuatara Capital, L.P.	Private equity firm focused on cannabis and related health and wellness industries	Managing Partner, Chief Investment Officer
	GCH, Inc.	Specialized IP development company focused on cannabis brands	Member of Compensation Committee
	Willow Biosciences Inc.	Biotech company focused on pharmaceutical products derived from cannabis	Member of Compensation Committee
	Teewinot Life Sciences Corporation	Cannabinoid production company for consumer and pharmaceutical products	Chairman
	Green Dot Labs	Cannabis cultivation and extraction company	Director
	NS Holdings LLC	Investment firm	Director
	The CanAscen Group	Distributor of recreational use marijuana in Canada	Director
	Sumapaz Enterprises	Producer of medicant cannabis in Colombia	Director
	Green Flower Media	Cannabis media and education company	Director
	Hana Meds	Distributor of cannabis in Arizona	Director
	The Parent Company	Retailer and producer of cannabis brands	Director
Mark Zittman	Tuatara Capital, L.P.	Private equity firm focused on cannabis and related health and wellness industries	Co-Founder, Senior advisor
	GCH, Inc.	Specialized IP development company focused on cannabis brands	Director
Sergey Sherman	Tuatara Capital, L.P.	Private equity firm focused on cannabis and related health and wellness industries	Managing Director - Investments
	Hana Meds	Distributor of cannabis in Arizona	Member of Compensation Committee
Jeffrey Bornstein	Generation Capital Partners	Private investment fund that targets small and mid-sized companies	Managing Partner
	Whipstick Ventures LLC	Advisory firm focused on investing in and advising early stage companies	Managing Partner
	AlloVir	Biotech company focused on T-cell immunotherapies	Director and Chair of the Audit Committee

6 NTD: TCAC/directors to confirm.

	Adaptiiv Grow Technologies	Manufacturer of commercial growth systems	Director
	Collegiate Sports Management Group	Collegiate sports management company	Director
	Greene Lyon Group	Company focused on precious metals recycling	Director
	Northeastern University	University (not-for-profit)	Trustee

Richard Taney	Tuatara Capital, L.P.	Private equity firm focused on cannabis and related health and wellness industries	Senior advisor
	Greenlane Holdings, Inc.	Distributor of smoking accessories to cannabis and tobacco industries	Lead Director, Chairman of Compensation Committee, Member of Audit and Corporate Governance Committees

Accordingly, if any of the above officers or directors become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary duties or contractual obligations, he or she may need to honor his or her fiduciary duties or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity chooses not to pursue the opportunity, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we would obtain an opinion from an independent investment banking firm or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

In addition, our sponsor or any of its affiliates may make additional investments in the company in connection with the initial business combination, although our sponsor and its affiliates have no obligation or current intention to do so. If our sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our sponsor’s motivation to complete an initial business combination.

In the event that we submit our initial business combination to our public shareholders for a vote, our initial shareholders have agreed, pursuant to the terms of a letter agreement entered into with us, to vote their founder shares (and their permitted transferees will agree) and any public shares held by them in favor of our initial business combination. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect.

We may purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. We also intend to enter into indemnity agreements with them.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if we (i) have sufficient funds outside of the trust account or (ii) consummate an initial business combination. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors and officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11.	Executive Compensation.

None of our officers or directors have received or, prior to our initial business combination, will receive any cash compensation for services rendered to us. We pay our sponsor up to $10,000 per month for office space, administrative and support services. Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or any of their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the completion of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us at March 9, 2022, with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of March 9, 2022.

	Class A Ordinary Shares		Class B Ordinary Shares(2)
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class A Ordinary Shares	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class B Ordinary Shares	Approximate Percentage of Ordinary Shares
TCAC Sponsor, LLC(3)	—	—	4,870,000	97.4%	19.5%
Albert Foreman	—	—	—	—	—
Mark Zittman	—	—	—	—	—
Sergey Sherman	—	—	—	—	—
Jeffrey Bornstein(4)	—	—	40,000	*	*
Michael Finkelman	—	—	40,000	*	*
Richard Taney	—	—	50,000	*	*
All officers and directors as a group (6 individuals)	—	—	130,000	2.6%	*

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities and individuals is 655 Third Avenue, 8th Floor, New York, New York 10017.

(2)
Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities.”

(3)
Our officers are the three managers of our sponsor’s board of managers. Any action by our sponsor with respect to our company or the founder shares, including voting and dispositive decisions, requires a majority vote of the managers of the board of managers. Under the so-called “rule of three,” because voting and dispositive decisions are made by a majority of our sponsor’s managers, none of the managers of our sponsor is deemed to be a beneficial owner of our sponsor’s securities, even those in which he holds a pecuniary interest. Accordingly, none of our executive officers is deemed to have or share beneficial ownership of the founder shares held by our sponsor.

(4)	Shares held by Whipstick Ventures, LLC. Jeffrey Bornstein has a controlling interest in Whipstick Ventures, LLC and may be deemed to beneficially own these shares.

Our initial shareholders beneficially own 20% of the issued and outstanding ordinary shares. Prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors, and holders of a majority of our founder shares may remove a member of the board of directors for any reason. In addition, because of their ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

Our sponsor purchased an aggregate of 6,000,000 private placement warrants at a price of $1.00 per warrant ($5,000,000 in the aggregate) in a private placement that concurrently with our initial public offering. Each private placement warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. If we do not complete our initial business combination by February 17, 2021, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. The private placement warrants are subject to the transfer restrictions described below. The private placement warrants will not be redeemable by us (except as described above adjacent to “Description of Securities—Warrants—Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00”) so long as they are held by our sponsor or its permitted transferees. If the private placement warrants are held by holders other than our sponsor or its permitted transferees, the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants being sold as part of the units.

Our sponsor and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for additional information regarding our relationships with our promoters.

Transfers of Founder Shares and Private Placement Warrants

The founder shares, private placement warrants and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the letter agreement with us entered into by our initial shareholders. Those lock-up provisions provide that such securities are not transferable or salable (1) in the case of the founder shares, until the earlier of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date following the completion of our initial business combination on which we complete a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (2) in the case of the private placement warrants and the respective Class A ordinary shares underlying such warrants, until 30 days after the completion of our initial business combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our sponsor, or any affiliates of our sponsor, (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to our completion of our initial business combination; (g) by virtue of the laws of Delaware or our sponsor’s limited liability company agreement, as amended, upon dissolution of our sponsor; or (h) in the event of our completion of a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (e) and (g) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions.

Registration Rights

The holders of the founder shares, private placement warrants and any warrants that may be issued on conversion of working capital loans (and any ordinary shares issuable upon the exercise of the private placement warrants or warrants issued upon conversion of the working capital loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement to be signed in connection with our initial public offering requiring us to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (1) in the case of the founder shares, on the earlier of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the last reported sale price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date following the completion of our initial business combination on which we complete a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (2) in the case of the private placement warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Equity Compensation Plans

As of December 31, 2021, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In February 2020, our sponsor purchased 5,031,250 founder shares for an aggregate purchase price of $25,000, or $0.006 per share. In February 2021, our sponsor transferred 50,000 founder shares to Mr. Taney, 40,000 founder shares to Mr. Bornstein and 40,000 founder shares to Aris Kekedjian for the same per share purchase price paid by our sponsor. On April 5, 2021, in connection with the expiration of the underwriters’ over-allotment option, our sponsor surrendered 31,250 founder shares. On May 18, 2021, Aris Kekedjian transferred 40,000 founder shares to our sponsor pursuant to the terms of his resignation from TCAC’s board of directors, and on August 27, 2021, the sponsor transferred 40,000 founder shares to Mr. Finkelman in connection with this appointment to TCAC’s board of directors. As such, our initial shareholders collectively own 20% of our issued and outstanding shares as of our initial public offering.

In connection with our initial public offering, our sponsor purchased an aggregate of 6,000,000 private placement warrants at a price of $1.00 per warrant. Each private placement warrant may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance —Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary duties or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Certain of our officers and directors presently have, and any of them in the future may have, additional, fiduciary duties or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity.

We entered into an Administrative Services Agreement pursuant to which we pay our sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying any of these monthly fees. Accordingly, in the event the consummation of our initial business combination takes until February 17, 2023, our sponsor will be paid an aggregate of up to $240,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Tuatara’s sponsor agreed to loan Tuatara up to $250,000 under an unsecured promissory note to be used for a portion of the expenses of its initial public offering. The loan was repaid upon completion of Tuatara’s initial public offering out of the $1,000,000 of offering proceeds that has been allocated for the payment of offering expenses (other than underwriting commissions) not held in the trust account.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of the sponsor or certain of our officers and directors may, but are not obligated to, loan our funds as may be required. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of its initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than its sponsor or an affiliate of its sponsor as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with the company may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to its shareholders, to the extent then known, in the proxy solicitation materials furnished to its shareholders. It is unlikely the amount of such compensation will be known at the time of a general meeting held to consider our initial business combination as it will be up to the directors of the post-combination business to determine executive and director compensation.

We entered into a registration rights agreement with respect to the founder shares, private placement warrants and warrants issued upon conversion of working capital loans (if any), which is described under the heading “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Registration Rights.”

Related Party Policy

We have adopted a related party transaction policy, and the above transactions comply with the policy.

Our Code of Ethics requires that it avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, has obtained an opinion from an independent investment banking firm or an independent accounting firm that the initial business combination is fair to us from a financial point of view.

Furthermore, no finder’s fees, reimbursements or cash payments will be made by Tuatara to its sponsor, officers or directors, or its or any of their affiliates, for services rendered to Tuatara prior to or in connection with the completion of its initial business combination, other than the following payments:

•	Repayment of an aggregate of up to $250,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

•	Payment to our sponsor of up to $10,000 per month for office space, administrative and support services;

•	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•
Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

The above payments may be funded using the net proceeds of the initial public offering and the sale of the private placement warrants not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Jeffrey Bornstein, Michael Finkelman, and Richard Taney are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the year ended December 31, 2021 and 2020, fees for our independent registered public accounting firm were approximately $100,000 and $41,000, respectively, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2021 and 2020 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended December 31, 2021 and 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2021 and 2020, our independent registered public accounting firm performed approximately $4,000 of tax services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2021 and 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021)

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended*

4.2
Warrant Agreement, dated February 11, 2021, between the Company and Continental Stock Transfer  & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021)

10.1
A Letter Agreement, dated February 11, 2021, among the Company and its officers and directors and TCAC Sponsor, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021)

10.2
Investment Management Trust Agreement, dated February 11, 2021, between the Company and Continental Stock Transfer  & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021)

10.3
Registration Rights Agreement, dated February 11, 2021, among the Company and certain security holders (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021)

10.4
Administrative Services Agreement, dated February 11, 2021, between the Company and TCAC Sponsor, LLC (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021)

10.5
Private Placement Warrants Purchase Agreement, dated February 11, 2021, between the Company and TCAC Sponsor, LLC (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021)

10.6
Merger Agreement, dated November 8, 2021, by and among the Company, Merger Sub and SpringBig (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2021)

Exhibit No.	Description

10.7	Sponsor Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2021)

10.8	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2021)

10.9	Form of Voting and Support Agreement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2021)

10.10
Amended and Restated Promissory Note, dated January 26, 2021, issued to TCAC Sponsor, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (333-242484) filed with the SEC on January 27, 2021)

10.11	Form of Amended and Restated Registration Rights Agreement (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2021)

31.1
Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2
Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2022.

Tuatara Capital Acquisition Corporation

By:	/s/ Albert Foreman
Name: Albert Foreman
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Albert Foreman	Chief Executive Officer (Principal Executive Officer)	March 11, 2022
Albert Foreman

/s/ Mark Zittman	Chief Operating Officer	March 11, 2022
Mark Zittman

/s/ Sergey Sherman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2022
Sergey Sherman

/s/ Jeffrey Bornstein	Director	March 11, 2022
Jeffrey Bornstein

/s/ Michael Finkelman	Director	March 11, 2022
Michael Finkelman

/s/ Richard Taney	Director	March 11, 2022
Richard Taney

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Tuatara Capital Acquisition Corporation

Opinion on the Financial Statements
We have audited the accompanying balance sheet of Tuatara Capital Acquisition Corporation (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and the period from January 24, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from January 24, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination  by February 17, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York
March 11, 2022
PCAOB ID Number 100

TUATARA CAPITAL ACQUISITION CORPORATION
BALANCE SHEETS
	December 31,
	2021	2020
ASSETS
Current assets
Cash	$621,472	$185,752
Prepaid expenses	259,939	—
Total Current Assets	881,411	185,752

Deferred offering costs	—	417,083
Investments held in Trust Account	200,035,810	—
TOTAL ASSETS	$200,917,221	$602,835

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$1,555,405	$—
Accrued offering costs	108,000	332,899
Promissory note – related party	—	250,000
Total Current Liabilities	1,663,405	582,899

Warrant Liabilities	9,440,000	—
Deferred underwriting fee payable	7,000,000	—
Total Liabilities	18,103,405	582,899

Commitments and Contingencies

Class A ordinary shares subject to possible redemption 20,000,000 and no shares at $10.00 per share at December 31, 2021 and 2020, respectively	200,000,000	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized -0- shares issued and outstanding at December 31, 2021 and 2020	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 and 5,031,250 (1) shares issued and outstanding at December 31, 2021 and 2020, respectively	500	503
Additional paid-in capital	—	24,497
Accumulated deficit	(17,186,684)	(5,064)
Total Shareholder’s Equity (Deficit)	(17,186,184)	19,936
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)	$200,917,221	$602,835

(1)	Excludes an aggregate of up to 656,250 shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On January 26, 2021, the Sponsor returned 1,437,500 Class B ordinary shares to the Company, which were canceled, and on February 11, 2021 the Company effected a share capitalization pursuant to which an additional 718,750 Founder Shares were issued resulting in an aggregate of 5,031,250 Class B ordinary shares outstanding (see Note 5). All share and per-share amounts have been retroactively restated to reflect the share cancellation.

The accompanying notes are an integral part of the financial statements.

TUATARA CAPITAL ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS
	Year Ended December 31, 2021	Period from January 24, 2020 (Inception) through December 31, 2020
Operating and formation costs	$2,035,074	$5,064
Loss from operations	(2,035,074)	(5,064)

Other income (expense):
Change in fair value of warrant liabilities	12,960,000	—
Transaction costs allocated to warrant liabilities	(853,386)	—
Compensation expense	(2,400,000)	—
Interest earned on investments held in Trust Account	35,810	—
Other income (expense), net	9,742,424	—

Net income (loss)	$7,707,350	$(5,064)

Basic weighted average shares outstanding, Class A ordinary shares	17,369,863	—

Basic net income per share, Class A ordinary shares	$0.35	$—

Basic weighted average shares outstanding, Class B ordinary shares	4,917,808	4,375,000

Basic net income per share, Class B ordinary shares	$0.35	$—

Diluted weighted average shares outstanding, Class B ordinary shares	5,000,000	4,375,000

Diluted net income per share, Class B ordinary shares	$0.34	$—

The accompanying notes are an integral part of the financial statements.

TUATARA CAPITAL ACQUISITION CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
December 31, 2021

	Class B Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance – January 24, 2020 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	5,031,250	503	24,497	—	25,000

Net loss	—	—	—	(5,064)	(5,064)

Balance – December 31, 2020	5,031,250	503	24,497	(5,064)	19,936

Forfeiture of Founder Shares	(31,250)	(3)	—	3	—

Accretion for Class A ordinary shares to redemption amount	—	—	(24,497)	(24,888,973)	(24,913,470)

Net income	—	—	—	7,707,350	7,707,350

Balance – December 31, 2021	5,000,000	$500	$—	$(17,186,684)	$(17,186,184)

The accompanying notes are an integral part of the financial statements.

TUATARA CAPITAL ACQUISITION CORPORATION
STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2021	Period from January 24, 2020 (Inception) through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$7,707,350	$(5,064)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of founder shares	—	5,000
Interest earned on investments securities held in Trust Account	(35,810)	—
Change in fair value of warrants	(12,960,000)	—
Transaction costs allocated to warrants	853,386	—
Compensation expense	2,400,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(259,939)	—
Accounts payable and accrued expenses	1,555,405	—
Net cash used in operating activities	(739,608)	(64)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(200,000,000)	—
Net cash used in investing activities	(200,000,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	196,000,000	25,000
Proceeds from sale of Private Placements Warrants	6,000,000	—
Proceeds from promissory note – related party	—	210,000
Repayment of promissory note – related party	(250,000)	—
Payment of offering costs	(574,672)	(49,184)
Net cash provided by financing activities	201,175,328	185,816

Net Change in Cash	435,720	185,752
Cash – Beginning of period	185,752	—
Cash – End of period	$621,472	$185,752

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$108,000	$332,899
Offering costs paid through promissory note	$—	$35,000
Deferred underwriting fee payable	$7,000,000	$—

The accompanying notes are an integral part of the financial statements.

TUATARA CAPITAL ACQUISITION CORPORATION
December 31, 2021 and 2020

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

As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to TCAC Sponsor, LLC (the “Sponsor”), generating gross proceeds of $6,000,000, which is described in Note 4.

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

The Company will provide the holders of its issued and outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to its tax obligations), calculated as of two business days prior to the completion of the Business Combination. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required applicable by law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor, officers and directors (the “initial shareholders”) have agreed to vote any Founder Shares (as defined in Note 5) and Public Shares held by them in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a Business Combination.

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

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity and Going Concern

The Company intends to complete a Business Combination by February 17, 2023. However, in the absence of a completed Business Combination, the Company may require additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 17, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 17, 2023.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $11,766,856, of which $10,913,470 were charged to shareholders’ equity upon the completion of the Initial Public Offering and $853,386 were expensed to the statement of operations.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021 and December 31, 2020 there were 20,000,000 and 0, respectively, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s balance sheets.

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

At December 31, 2021, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Proceeds allocated to Public Warrants	(14,000,000)
Class A ordinary shares issuance costs	(10,913,470)
Plus:
Accretion of carrying value to redemption value	24,913,470
Class A ordinary shares subject to possible redemption	$200,000,000

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation model, specifically a binomial lattice. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date for both Public Warrants and Private Placement Warrants.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021 and 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board Accounting Standards Codification Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2021 and December 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share and basic net loss per ordinary share for the periods presented are not the same and are separately stated.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Year Ended December 31, 2021		Period from January 24, 2020 (Inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$6,006,712	$1,700,638	$—	$(5,064)
Denominator:
Basic weighted average shares outstanding	17,369,863	4,917,808	—	4,375,000
Basic net income per ordinary share	$0.35	$0.35	$—	$—

Diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$5,984,642	$1,722,708	$—	$(5,064)
Denominator:
Diluted weighted average shares outstanding	17,369,863	5,000,000	—	4,375,000
Diluted net income per ordinary share	$0.34	$0.34	$—	$—

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the warrants (see Note 9).

Recently Accounting Standards

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.  We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $6,000,000, in a private placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless. Due to the excess of the fair value of the Private Placement warrants in excess of the purchase price, the Company recorded an expense of $2,400,000 for the year ended December 31, 2021.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 10, 2020, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for an aggregate purchase price of $25,000 (the “Founder Shares”). On January 26, 2021, the Sponsor returned 1,437,500 Founder Shares to the Company, which were canceled, resulting in an aggregate of 4,312,500 Founder Shares outstanding. On February 3, 2021, the Sponsor transferred 50,000 Founder Shares to Mr. Taney, 40,000 Founder Shares to Mr. Bornstein and 40,000 Founder Shares to Mr. Kekedjian for the same per share purchase price paid by the Sponsor. On February 11, 2021, the Company effected a share capitalization pursuant to which an additional 718,750 Founder Shares were issued, resulting in an aggregate of 5,031,250 Founder Shares outstanding. On August 27, 2021 the Sponsor transferred 40,000 Founders Shares to Mr. Finkelman. The Founder Shares included an aggregate of up to 656,250 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the underwriters’ election to partially exercise their over-allotment option and the expiration of the remaining over-allotment option, a total of 625,000 shares is no longer subject to forfeiture and 31,250 shares were forfeited, resulting in an aggregate of 5,000,000 Founder Shares issued and outstanding as of December 31, 2021.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on February 11, 2021, pursuant to which it will pay the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021, the Company incurred $110,000 in fees for these services, of which such amount is included in accounts payable and accrued expenses in the accompanying balance sheets as of December 31, 2021.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021 and 2020, there were no amounts outstanding under the Working Capital Loans.

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

Merger Agreement

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

In accordance with the terms and subject to the conditions of the Merger Agreement, based on an implied equity value of $245 million, (i) each share of SpringBig common stock (other than dissenting shares) will be canceled and converted into the right to receive the applicable portion of the merger consideration comprised of New SpringBig Common Stock, as determined in the Merger Agreement (the “Share Conversion Ratio”), and (ii) vested and unvested options of SpringBig outstanding and unexercised immediately prior to the effective time of the Merger will convert into comparable options that are exercisable for shares of New SpringBig Common Stock, with a value determined in accordance with the Share Conversion Ratio.

As part of the aggregate consideration payable to the SpringBig’s securityholders pursuant to the Merger Agreement, holders of SpringBig’s common stock (including those holders of converted preferred stock of SpringBig) and holders of options of SpringBig’s common stock will also have the right to receive their pro rata portion of up to an aggregate of 9,000,000 shares of New SpringBig Common Stock (“Contingent Shares”) if any of the following stock price conditions are met: (i) 5,500,000 Contingent Shares if the closing price of New SpringBig Common Stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) on any twenty (20) trading days in a thirty (30)-trading-day period at any time after the closing date and by the third anniversary of the closing date; (ii) 2,250,000 Contingent Shares if the closing price of New SpringBig Common Stock equals or exceeds $15.00 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) on any twenty (20) trading days in a thirty (30)-trading-day period at any time after the closing date and by the third anniversary of the closing date; and (iii) 1,250,000 Contingent Shares if the closing price of the New SpringBig Common Stock equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) on any twenty (20) trading days in a thirty (30)-trading-day period at any time after the closing date and by the third anniversary of the closing date.

PIPE Financing (Private Placement)

In connection with the signing of the Merger Agreement, TCAC entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”). Pursuant to the Subscription Agreements, the PIPE Investors agreed to subscribe for and purchase, and TCAC agreed to issue and sell to such investors, on the closing date, an aggregate of 1,310,000 shares of New SpringBig Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $13,100,000 (the “PIPE Financing”).

Advisory Service Agreement

On August 12, 2021 TCAC entered into an agreement (the “Agreement”) with Cantor Fitzgerald & Co. (“CF&CO) to act as a capital markets advisor in connection with the proposed business combination (the “Business Combination”) with SpringBig, Inc. CF&CO acknowledges that the Company may engage additional advisors in the same capacity (together with CF&CO, the “Capital Markets Advisors”), provided that CF&CO will be the “lead” capital markets advisor and CF&CO shall not be responsible for the actions or inactions of any other capital markets advisor. In consideration of our services pursuant to this Agreement, the Company agrees to pay CF&CO a fee of $5,000,000 (the “Advisory Fee”) upon the consummation of the Business Combination (“Closing”). $2,000,000 of the Advisory Fee shall be payable in cash, and the remainder of the Advisory Fee (“Redemption Dependent Portion”) payable in cash and common stock of the Company (“Common Stock”), with the portions of each to depend on the final amount of redemptions from the Company’s trust account established for the benefit of the Company’s public stockholders (the “Trust Account”) in connection with the Business Combination.

Subsequently to the Agreement, on February 1, 2022, TCAC entered into a second agreement (“Second Agreement”) with Cantor Fitzgerald & Co. (“CF&CO) to receive one or more financing(s) through the private placement, offering or other sale of equity instruments in any form, including, without limitation, (i) equity instruments in any form, including, without limitation, preferred or common equity, or instruments convertible into preferred or common equity or other related forms of interests or capital of the Company in one or a series of transactions (an “Equity Financing”) and (ii) debt in any form, including, but not limited to, bank debt, high yield debt or mezzanine debt, notes, bonds, debentures or other debt securities, of the Company in one transaction or a series of transactions (a “Debt Financing” and any Equity Financing or Debt Financing, (a “Financing”), in the cases of (i) and (ii), in connection with the business combination contemplated by the Agreement and Plan of Merger between the Company and SpringBig, Inc., dated as of November 8, 2021 (the “Business Combination,” and such agreement, the “Merger Agreement”). The Company hereby engages CF&CO to act as the Company’s financial advisor, placement agent and arranger in connection with any Financing for the Business Combination. In consideration of our services pursuant to this Second Agreement, the Company agrees to pay CF&CO the following compensation:

(a)
Upon the closing of any Financing (which is contemplated to fund and close concurrently with the closing of the Business Combination), the Company shall pay to CF&CO a non-refundable cash fee equal to 4% of the aggregate maximum gross proceeds received or receivable in connection with such Financing, including, without limitation, aggregate amounts committed by investors to purchase securities, whether or not all securities are issued on the closing date of the Equity Financing.

(b)	In no event shall the aggregate amount of the fees payable to CF&CO pursuant to this section 3 be less than $1,500,000.

(c)	The fees payable pursuant to this section 3 shall be in addition to any other fees that the Company may be required to pay directly to any prospective investor to secure its financing commitment.

(d)
For the avoidance of doubt, if the structure of a Financing contemplates multiple issuances, financing availability that is contingent upon the occurrence of some future event or any other delayed consideration structure, such Financing shall be considered a single Financing, and not multiple Financings, and all fees payable pursuant to this section 3 for such Financing shall be payable in full on the closing date of such Financing.

(e)
All fees payable hereunder will be payable in U.S. dollars in immediately available funds to CF&CO for its own account, or as directed by it, free and clear of and without deduction for any and all present or future applicable taxes, levies, imposts, deductions, charges or withholdings and all liabilities with respect thereto (with appropriate gross-up for withholding taxes) and will not be subject to reduction by way of setoff or counterclaim. Once paid, no fee will be refundable under any circumstances.

NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 20,000,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

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

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, there were 5,000,000 and 5,031,250 Class B ordinary shares issued and outstanding, respectively.

NOTE 8. WARRANTS

At December 31, 2021 and December 31, 2020, there were 10,000,000 and 0 Public Warrants outstanding, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

At December 31, 2021, there were 6,000,000 Private Placement Warrants outstanding and as of December 31, 2020, there were no private warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (x) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (y) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable (except as described above) so long as they are held by the initial purchasers or their permitted transferees and (z) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will be entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At December 31, 2021 and December 31, 2020, assets held in the Trust Account were comprised $200,035,810 and $0, respectively, in money market funds which are invested primarily in U.S. Treasury securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	December 31, 2020
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$200,035,810	$—

Liabilities:
Warrant Liability – Public Warrants	1	$5,900,000	$—
Warrant Liability – Private Placement Warrants	2	$3,540,000	$—

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements:

At February 17, 2021 (Initial Measurement)
Stock price	$10.00
Strike price	$11.50
Term (in years)	5.0
Volatility	25.0%
Risk-free rate	0.85%
Dividend yield	0.0%

The following table presents the changes in the fair value of level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 17, 2021	8,400,000	14,000,000	22,400,000
Change in fair value	(1,500,000)	(2,500,000)	(4,000,000)
Fair value as of June 30, 2021	$6,900,000	$11,500,000	$18,400,000
Transfers to Level 1	—	11,500,000	11,500,000
Transfers to Level 2	6,900,000	—	6,900,000
Fair value as of December 31, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement for the period from February 17, 2021 (initial measurement) through December 31, 2021 was $11,500,000. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement for the period from February 17, 2021 (initial measurement) through December 31, 2021 was $6,900,000.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described in the financial notes above and the event described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 1, 2022, TCAC entered into a second agreement (“Second Agreement”) with Cantor Fitzgerald & Co. (“CF&CO) to receive one or more financing(s) through the private placement, offering or other sale of equity instruments in any form, including, without limitation, (i) equity instruments in any form, including, without limitation, preferred or common equity, or instruments convertible into preferred or common equity or other related forms of interests or capital of the Company in one or a series of transactions (an “Equity Financing”) and (ii) debt in any form, including, but not limited to, bank debt, high yield debt or mezzanine debt, notes, bonds, debentures or other debt securities, of the Company in one transaction or a series of transactions (a “Debt Financing” and any Equity Financing or Debt Financing, (a “Financing”), in the cases of (i) and (ii), in connection with the business combination contemplated by the Agreement and Plan of Merger between the Company and SpringBig, Inc., dated as of November 8, 2021 (the “Business Combination,” and such agreement, the “Merger Agreement”). The Company hereby engages CF&CO to act as the Company’s financial advisor, placement agent and arranger in connection with any Financing for the Business Combination. In consideration of our services pursuant to this Second Agreement, the Company agrees to pay CF&CO the following compensation:

(a)
Upon the closing of any Financing (which is contemplated to fund and close concurrently with the closing of the Business Combination), the Company shall pay to CF&CO a non-refundable cash fee equal to 4% of the aggregate maximum gross proceeds received or receivable in connection with such Financing, including, without limitation, aggregate amounts committed by investors to purchase securities, whether or not all securities are issued on the closing date of the Equity Financing.

(b)	In no event shall the aggregate amount of the fees payable to CF&CO pursuant to this section 3 be less than $1,500,000.

(c)	The fees payable pursuant to this section 3 shall be in addition to any other fees that the Company may be required to pay directly to any prospective investor to secure its financing commitment.

(d)
For the avoidance of doubt, if the structure of a Financing contemplates multiple issuances, financing availability that is contingent upon the occurrence of some future event or any other delayed consideration structure, such Financing shall be considered a single Financing, and not multiple Financings, and all fees payable pursuant to this section 3 for such Financing shall be payable in full on the closing date of such Financing.

(e)
All fees payable hereunder will be payable in U.S. dollars in immediately available funds to CF&CO for its own account, or as directed by it, free and clear of and without deduction for any and all present or future applicable taxes, levies, imposts, deductions, charges or withholdings and all liabilities with respect thereto (with appropriate gross-up for withholding taxes) and will not be subject to reduction by way of setoff or counterclaim. Once paid, no fee will be refundable under any circumstances.