Form 10-K/A
period 2021-12-31
Tuatara Capital Acquisition Corp
filed 2022-04-26
CIK 1801602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None

TUATARA CAPITAL ACQUISITION CORPORATION
ANNUAL REPORT ON FORM 10-K

i

EXPLANATORY NOTE

Tuatara Capital Acquisition Corporation (the “Company”) is refiling this Annual Report on Form 10-K (the “Revised Form 10-K”) solely to correct a clerical error in the Annual Report on Form 10-K previously filed on March 11, 2022 (the “Original Form 10-K”). The error was made in paragraph one of each of the certifications from the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the introductions to each of the certifications from the Company’s CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley, each of which we have refiled as exhibits hereto.

No attempt has been made in this Revised Form 10-K to otherwise modify or update the other disclosures presented in the Original Form 10-K. This Revised Form 10-K does not reflect events occurring after the filing of the Original Form 10-K (i.e., those events occurring after March 11, 2022) or modify or update those disclosures as may be affected by subsequent events. Such subsequent event matters are addressed in subsequent reports filed with the Securities and Exchange Commission. Accordingly, this Revised Form 10-K should be read in conjunction with the Original Form 10-K and the Company’s other filings with the Securities and Exchange Commission.

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

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name	Age	Position
Albert Foreman	48	Chief Executive Officer and Director
Mark Zittman	56	Chief Operating Officer and Director
Sergey Sherman	51	Chief Financial Officer
Jeffrey Bornstein	56	Director
Michael Finkelman	58	Director
Richard Taney	65	Director and Chairman

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

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

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

4.1
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended (incorporated herein by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K filed with the SEC on March 11, 2022)

4.2
Warrant Agreement, dated February 11, 2021, between the Company and Continental Stock Transfer  & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021)

10.1
A Letter Agreement, dated February 11, 2021, among the Company and its officers and directors and TCAC Sponsor, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021)

10.2
Investment Management Trust Agreement, dated February 11, 2021, between the Company and Continental Stock Transfer  & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021)

10.3
Registration Rights Agreement, dated February 11, 2021, among the Company and certain security holders (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021)

10.4
Administrative Services Agreement, dated February 11, 2021, between the Company and TCAC Sponsor, LLC (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021)

10.5
Private Placement Warrants Purchase Agreement, dated February 11, 2021, between the Company and TCAC Sponsor, LLC (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021)

10.6
Merger Agreement, dated November 8, 2021, by and among the Company, Merger Sub and SpringBig (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2021)

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 26, 2022.

Tuatara Capital Acquisition Corporation

By:	/s/ Albert Foreman
Name: Albert Foreman
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Albert Foreman	Chief Executive Officer (Principal Executive Officer)	April 26, 2022
Albert Foreman

/s/ Mark Zittman	Chief Operating Officer	April 26, 2022
Mark Zittman

/s/ Sergey Sherman	Chief Financial Officer (Principal Financial and Accounting Officer)	April 26, 2022
Sergey Sherman

/s/ Jeffrey Bornstein	Director	April 26, 2022
Jeffrey Bornstein

/s/ Michael Finkelman	Director	April 26, 2022
Michael Finkelman

/s/ Richard Taney	Director	April 26, 2022
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