Form 10-Q
period 2022-03-31
Tuatara Capital Acquisition Corp
filed 2022-05-16
CIK 1801602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 16, 2022, there were 20,000,000 Class A ordinary shares, $0.0001 par value and 5,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TUATARA CAPITAL ACQUISITION CORPORATION

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

TUATARA CAPITAL ACQUISITION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash	$416,588	$621,472
Prepaid expenses	249,694	259,939
Total Current Assets	666,282	881,411

Deferred offering costs	—	—
Investments held in Trust Account	200,038,604	200,035,810
TOTAL ASSETS	$200,704,886	$200,917,221

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,252,110	$1,555,405
Accrued offering costs	108,000	108,000
Total Current Liabilities	2,360,110	1,663,405

Warrant Liabilities	5,278,400	9,440,000
Deferred underwriting fee payable	7,000,000	7,000,000
Total Liabilities	14,638,510	18,103,405

Commitments and Contingencies

Class A ordinary shares subject to possible redemption 20,000,000 shares at $10.00 per share at March 31, 2022 and December 31, 2021	200,000,000	200,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized, -0- shares issued and outstanding at March 31, 2022 and December 31, 2021 (excluding 20,000,000 Class A ordinary shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	500	500
Additional paid-in capital	—	—
Accumulated deficit	(13,934,124)	(17,186,684)
Total Shareholder’s Deficit	(13,933,624)	(17,186,184)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$200,704,886	$200,917,221

 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TUATARA CAPITAL ACQUISITION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Operating and formation costs	$911,834	$95,578
Loss from operations	(911,834)	(95,578)

Other income (expense):
Change in fair value of warrant liabilities	4,161,600	1,280,000
Transaction costs allocated to warrant liabilities	—	(853,386)
Compensation expense	—	(2,400,000)
Interest earned on investments securities held in Trust Account	2,794	5,788
Other income (expense), net	4,164,394	(1,967,598)

Net income (loss)	$3,252,560	$(2,063,176)

Basic weighted average shares outstanding, Class A ordinary shares	20,000,000	9,333,333

Basic net income (loss) per share, Class A ordinary shares	$0.13	$(0.15)

Basic weighted average shares outstanding, Class B ordinary shares	5,000,000	4,666,667

Basic net income (loss) per share, Class B ordinary shares	$0.13	$(0.15)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TUATARA CAPITAL ACQUISITION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance – December 31, 2021	5,000,000	$500	$—	$(17,186,684)	$(17,186,184)

Net income	—	—	—	3,252,560	3,252,560

Balance – March 31, 2022	5,000,000	$500	$—	$(13,934,124)	$(13,933,624)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class B Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance – December 31, 2020	5,031,250	$503	$24,497	$(5,064)	$19,936

Forfeiture of Founder Shares	(31,250)	(3)	—	3	—

Accretion for Class A ordinary shares to redemption amount	—	—	(24,497)	(24,888,973)	(24,913,470)

Net loss	—	—	—	(2,063,176)	(2,063,176)

Balance – March 31, 2021	5,000,000	$500	$—	$(26,957,210)	$(26,956,710)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TUATARA CAPITAL ACQUISITION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$3,252,560	$(2,063,176)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments securities held in Trust Account	(2,794)	(5,788)
Change in fair value of warrant liabilities	(4,161,600)	(1,280,000)
Transaction costs allocated to warrants	—	853,386
Compensation expense	—	2,400,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	10,245	(495,423)
Accounts payable and accrued expenses	696,705	43,964
Net cash used in operating activities	(204,884)	(547,037)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(200,000,000)
Net cash used in investing activities	—	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	196,000,000
Proceeds from sale of Private Placements Warrants	—	6,000,000
Proceeds from promissory note – related party	—	—
Repayment of promissory note – related party	—	(250,000)
Payment of offering costs	—	(574,672)
Net cash provided by financing activities	—	201,175,328

Net Change in Cash	(204,884)	628,291
Cash – Beginning of period	621,472	185,752
Cash – End of period	$416,588	$814,043

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$108,000	$108,000
Deferred underwriting fee payable	$—	$7,000,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TUATARA CAPITAL ACQUISITION CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On November 8, 2021, we entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among us, HighJump Merger Sub, Inc., a Delaware corporation (“Merger Sub”) wholly owned by the Company, and SpringBig. The Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of TCAC and SpringBig.

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

TUATARA CAPITAL ACQUISITION CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

TUATARA CAPITAL ACQUISITION CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Liquidity and Going Concern

As of March 31, 2022, the Company had $416,588 in its operating bank account and a working capital deficit of $1,693,828. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 17, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete the Business Combination prior to the termination date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 17, 2023.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Security and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 9, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed consolidated financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.

TUATARA CAPITAL ACQUISITION CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the condensed consolidated balance sheet date that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $11,766,856, of which $10,913,470 were charged to temporary equity upon the completion of the Initial Public Offering and $853,386 were expensed to the condensed consolidated statement of operations.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021 there were 20,000,000, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed consolidated balance sheets.

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

At March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed consolidated balance sheets are reconciled in the following table:

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

TUATARA CAPITAL ACQUISITION CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board Accounting Standards Codification Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,000,000 Class A ordinary shares in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share and basic net loss per ordinary share for the periods presented are not the same and are separately stated.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$2,602,048	$650,512	$(1,375,451)	$(687,725)
Denominator:
Basic weighted average shares outstanding	20,000,000	5,000,000	9,333,333	4,666,667
Basic net income (loss) per ordinary share	$0.13	$0.13	$(0.15)	$(0.15)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, except for the warrant liability (see Note 9).

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

TUATARA CAPITAL ACQUISITION CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $6,000,000, in a private placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless. Due to the excess of the fair value of the Private Placement warrants in excess of the purchase price, the Company recorded an expense of $2,400,000 for the three months ended March 31, 2022.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 10, 2020, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for an aggregate purchase price of $25,000 (the “Founder Shares”). On January 26, 2021, the Sponsor returned 1,437,500 Founder Shares to the Company, which were canceled, resulting in an aggregate of 4,312,500 Founder Shares outstanding. On February 3, 2021, the Sponsor transferred 50,000 Founder Shares to Mr. Taney, 40,000 Founder Shares to Mr. Bornstein and 40,000 Founder Shares to Mr. Kekedjian for the same per share purchase price paid by the Sponsor. On February 11, 2021, the Company effected a share capitalization pursuant to which an additional 718,750 Founder Shares were issued, resulting in an aggregate of 5,031,250 Founder Shares outstanding. On August 27, 2021 the Sponsor transferred 40,000 Founders Shares to Mr. Finkelman. The Founder Shares included an aggregate of up to 656,250 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the underwriters’ election to partially exercise their over-allotment option and the expiration of the remaining over-allotment option, a total of 625,000 shares is no longer subject to forfeiture and 31,250 shares were forfeited, resulting in an aggregate of 5,000,000 Founder Shares issued and outstanding as of March 31, 2022 and December 31, 2021.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on February 11, 2021, pursuant to which it will pay the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and 2021, the Company incurred $30,000 and $20,000 in fees for these services, of which such amount is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.

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

TUATARA CAPITAL ACQUISITION CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On May 13, 2021, the Company received notification from J.P. Morgan Securities (“J.P. Morgan”), one the underwriters who participated in the Company’s Initial Public Offering, pursuant to which J.P. Morgan waived its right to the portion of the deferred underwriting fee owed to them in the amount of $4,200,000. Aside from general dialogue between representatives of Tuatara and J.P. Morgan (and other investment banking professionals) about sourcing targets and broader SPAC market conditions in the ordinary course, J.P. Morgan did not participate in any respect in the Company’s Business Combination process, and the Company has no contractual arrangement with J.P. Morgan in that regard.

Merger Agreement

On November 8, 2021, Tuatara Capital Acquisition Corporation (“TCAC”) entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among TCAC, HighJump Merger Sub, Inc., a Delaware corporation (“Merger Sub”) wholly owned by the Company, and SpringBig, Inc., a Delaware corporation (“SpringBig”). The Merger Agreement was subsequently amended and restated on April 14, 2022 and further amended on May 4, 2022. See Note 10 “Subsequent Events” for further details.

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

TUATARA CAPITAL ACQUISITION CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In accordance with the terms and subject to the conditions of the Merger Agreement, based on an implied equity value of $215 million, (i) each share of SpringBig common stock (other than dissenting shares) will be canceled and converted into the right to receive the applicable portion of the merger consideration comprised of New SpringBig Common Stock, as determined in the Merger Agreement (the “Share Conversion Ratio”), and (ii) vested and unvested options of SpringBig outstanding and unexercised immediately prior to the effective time of the Merger will convert into comparable options that are exercisable for shares of New SpringBig Common Stock, with a value determined in accordance with the Share Conversion Ratio.

As part of the aggregate consideration payable to the SpringBig’s securityholders pursuant to the Merger Agreement, holders of SpringBig’s common stock (including those holders of converted preferred stock of SpringBig) and holders of options of SpringBig’s common stock will also have the right to receive their pro rata portion of up to an aggregate of 10,500,000 shares of New SpringBig Common Stock (“Contingent Shares”) if any of the following stock price conditions are met: (i) 7,000,000 Contingent Shares if the closing price of New SpringBig Common Stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) on any twenty (20) trading days in a thirty (30)-trading-day period at any time after the closing date and by the third anniversary of the closing date; (ii) 2,250,000 Contingent Shares if the closing price of New SpringBig Common Stock equals or exceeds $15.00 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) on any twenty (20) trading days in a thirty (30)-trading-day period at any time after the closing date and by the third anniversary of the closing date; and (iii) 1,250,000 Contingent Shares if the closing price of the New SpringBig Common Stock equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) on any twenty (20) trading days in a thirty (30)-trading-day period at any time after the closing date and by the third anniversary of the closing date.

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

TUATARA CAPITAL ACQUISITION CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 20,000,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity.

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

     Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 5,000,000 Class B ordinary shares issued and outstanding.
NOTE 8. WARRANT LIABILITIES

At March 31, 2022 and December 31, 2021 there were 10,000,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

TUATARA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

At March 31, 2022 and December 31, 2021, there were 6,000,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (x) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (y) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable (except as described above) so long as they are held by the initial purchasers or their permitted transferees and (z) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will be entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

TUATARA CAPITAL ACQUISITION CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

At March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised $200,038,604 and $200,035,810, respectively, in money market funds which are invested primarily in U.S. Treasury securities. During the three months ended March 31, 2022 and March 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$200,038,604	$200,035,810

Liabilities:
Warrant Liability – Public Warrants	1	$3,299,000	$5,900,000
Warrant Liability – Private Placement Warrants	2	$1,979,400	$3,540,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statement of operations.

The Private Placement Warrants were initially valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price has been used as the fair value as of each relevant date for both the Public Warrants and Private Placement Warrants.

TUATARA CAPITAL ACQUISITION CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement for the period from February 17, 2021 (initial measurement) through December 31, 2021 was $11,500,000. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement for the period from February 17, 2021 (initial measurement) through December 31, 2021 was $6,900,000. There were no transfers made during the three months ended March 31, 2022 and March 31, 2021.

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

NOTE 10. SUBSEQUENT EVENTS

On April 14, 2022, the Company entered into an agreement to amend and restate agreement and plan of merger, (the “Amended and Restated Merger Agreement”). Under the terms of the Amended and Restated Merger Agreement, the aggregate number of Contingent Shares to which holders of SpringBig’s common stock (including those holders of converted preferred stock of SpringBig) and holders of options of SpringBig’s common stock will have the right to receive their pro rata portion of increased from up to an aggregate of 9,000,000 to 10,500,000 Contingent shares, and if any of the following stock price conditions are met: (i) 7,000,000 Contingent Shares if the closing price of New SpringBig Common Stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) on any twenty (20) trading days in a thirty (30)-trading-day period at any time after the closing date and by the third anniversary of the closing date; (ii) 2,250,000 Contingent Shares if the closing price of New SpringBig Common Stock equals or exceeds $15.00 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) on any twenty (20) trading days in a thirty (30)-trading-day period at any time after the closing date and by the third anniversary of the closing date; and (iii)  1,250,000 Contingent Shares if the closing price of the New SpringBig Common Stock equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) on any twenty (20) trading days in a thirty (30)-trading-day period at any time after the closing date and by the third anniversary of the closing date. The Amended and Restated Merger Agreement also lowered the enterprise value of SpringBig from $300 million to $275 million and increased the earnout period from thirty-six (36) months to sixty (60) months for each of the Contingent Shares and the Sponsor earnout shares.

On April 14, 2022, the Company entered into an agreement to amened the Sponsor Letter Agreement, Section 3, whereas following the Domestication but prior to the Effective Time, Sponsor will forfeit 1,000,000 shares (the “Sponsor Forfeiture”) of its Surviving Pubco Common Stock that the Sponsor would otherwise hold following the Domestication in accordance with Section 2.03(b) of this Agreement pursuant to the Sponsor Letter Agreement.

Convertible Notes Financing

On April 29, 2022, the Company entered into a securities purchase agreement (the “Notes and Warrants Purchase Agreement”) to sell up to (i) a total of $22 million of 6% Senior Secured Original Issue Discount Convertible Notes due 2024 (the “Notes”) and (ii) a number of warrants equal to one-half of the principal of the Notes divided by the volume weighted average price (“VWAP”) on the trading day prior to the closing date of such sale (the “Warrants”) in a private placement with certain institutional investors (collectively, the “Investors”). The Notes will be convertible at the option of the holders beginning at the earlier of (i) the date of effectiveness of a resale registration statement covering the resales of the Company’s common stock underlying the Notes and Warrants or (ii) one year after the issuance of the closing dates of the first tranche of sales (as described below) at an initial conversion share price of $12.00 per share, bearing an interest rate of 6% per annum and commencing amortization after six months which may be settled in cash or shares of common stock, subject to certain conditions, at the option of the Company. Each Warrant will be exercisable for shares of the Company’s common stock at an exercise price of $12.00 per share.

The Notes and Warrants will be sold in two tranches: the first tranche will be for a total of up to $17,000,000 (of which $11,000,000 is subscribed to as of the date hereof) of principal amount of Notes and the number of Warrants to be calculated pursuant to clause (ii) in the preceding paragraph in exchange for a total purchase price in cash of up to $15,454,545 (of which $10,000,000 is confirmed based on the subscriptions as of the date hereof); the second tranche will be for a total of $5,000,000 principal amount of Notes and the number of Warrants to be calculated pursuant to clause (ii) in the preceding paragraph in exchange for a total purchase price in cash of $4,545,454. The first tranche will close upon completion of the merger and satisfaction of the closing conditions in the Notes and Warrants Purchase Agreement and the second tranche shall close 60 days after the effective date of a resale registration statement covering the resale of all of the shares of the Company’s common stock underlying the Notes and the Warrants or at such as time as is agreed between the Company and the Investors.

The Notes will be secured against substantially all the assets of the combined company (“New SpringBig”), and each material subsidiary will guarantee the Notes.

Cantor Equity Financing

Common Stock Purchase Agreement

On April 29, 2022, the Company entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) with CF Principal Investments LLC related to a committed equity facility (the “Facility”). Pursuant to the Common Stock Purchase Agreement, New SpringBig has the right, after the closing of the merger, from time to time at its option to sell to CF Principal Investments LLC up to $50 million in aggregate gross purchase price of newly issued common stock after the closing of the business combination subject to certain conditions and limitations set forth in the Common Stock Purchase Agreement. While there are distinct differences, the Facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows the Company to raise primary equity capital on a periodic basis outside the context of a traditional underwritten follow-on offering.

Sales of shares of New SpringBig’s common stock to CF Principal Investments LLC under the Common Stock Purchase Agreement, and the timing of any sales, will be determined by New SpringBig from time to time in its sole discretion and will depend on a variety of factors, including, among other things, market conditions, the trading price of the common stock and determinations by New SpringBig regarding the use of proceeds of such common stock. The net proceeds from any sales under the Common Stock Purchase Agreement will depend on the frequency with, and prices at, which the shares of common stock are sold to CF Principal Investments LLC. New SpringBig expects to use the proceeds from any sales under the Common Stock Purchase Agreement for working capital and general corporate purposes.

Upon the initial satisfaction of the conditions to CF Principal Investments LLC’s obligation to purchase common stock set forth in the Common Stock Purchase Agreement (the “Commencement”), including that a registration statement registering the resale by CF Principal Investments LLC of the common stock under the Securities Act, purchased pursuant to the Common Stock Purchase Agreement (the “Cantor Resale Registration Statement”) is declared effective by the SEC and a final prospectus relating thereto is filed with the SEC, New SpringBig will have the right, but not the obligation, from time to time at its sole discretion until no later than the first day of the month next following the 36-month period from and after the date that the Cantor Resale Registration Statement is declared effective, to direct CF Principal Investments LLC to purchase up to a specified maximum amount of common stock as set forth in the Common Stock Purchase Agreement by delivering written notice to CF Principal Investments LLC prior to the commencement of trading on any trading day. The purchase price of the common stock that New SpringBig elects to sell to CF Principal Investments LLC pursuant to the Common Stock Purchase Agreement will be 97% of the VWAP of the common stock during the applicable purchase date on which New SpringBig has timely delivered written notice to CF Principal Investments LLC directing it to purchase common stock under the Common Stock Purchase Agreement.

In connection with the execution of the Common Stock Purchase Agreement, New SpringBig agreed to issue a number of shares of common stock equal to the quotient obtained by dividing (i) $1,500,000 and (ii) the VWAP over the five trading days immediately preceding the filing of the Cantor Resale Registration Statement to CF Principal Investments LLC as consideration for its irrevocable commitment to purchase the common stock upon the terms and subject to the satisfaction of the conditions set forth in the Common Stock Purchase Agreement. In addition, pursuant to the Common Stock Purchase Agreement, New SpringBig has agreed to reimburse CF Principal Investments LLC for certain expenses incurred in connection with the Facility. The Common Stock Purchase Agreement contains customary representations, warranties, conditions and indemnification obligations by each party. The representations, warranties and covenants contained in the Common Stock Purchase Agreement were made only for the purposes of the Common Stock Purchase Agreement and as of specific dates, were solely for benefit of the parties to such agreement and are subject to certain important limitations.

New SpringBig has the right to terminate the Common Stock Purchase Agreement at any time after the Commencement, at no cost or penalty upon 10 trading days’ prior written notice.

Registration Rights Agreement

On April 29, 2022, Tuatara entered into a registration rights agreement (the “Cantor Registration Rights Agreement”) with CF Principal Investments LLC related to the Facility. Pursuant to the Cantor Registration Rights Agreement, New SpringBig has agreed to provide CF Principal Investments LLC with certain registration rights with respect to the common stock issued in connection with the Common Stock Purchase Agreement and the Facility.

New SpringBig has agreed to file the Cantor Resale Registration Statement within 30 days after the closing of the merger and shall use its commercially reasonable efforts to cause Cantor Resale Registration Statement declared effective by the SEC as soon as reasonably practicable, but no later than the fifth business day after the date that New SpringBig received notice from the SEC and the Financial Industry Regulatory Authority, Inc., that they will not review the Cantor Resale Registration Statement.

On May 4, 2022, the Company and SpringBig further amended the Amended and Restated Merger Agreement to permit SpringBig to unilaterally designate one of the independent board members, giving SpringBig the ability to designate a majority of the New SpringBig board.

On May 13, 2021, the Company received notification from J.P. Morgan Securities (“J.P. Morgan”), one the underwriters who participated in the Company’s Initial Public Offering, pursuant to which J.P. Morgan waived its right to the portion of the deferred underwriting fee owed to them in the amount of $4,200,000. Aside from general dialogue between representatives of Tuatara and J.P. Morgan (and other investment banking professionals) about sourcing targets and broader SPAC market conditions in the ordinary course, J.P. Morgan did not participate in any respect in the Company’s Business Combination process, and the Company has no contractual arrangement with J.P. Morgan in that regard.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than as described above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of $3,252,560, which consists of a change in the fair value of warrant liability of $4,161,600 and interest earned on investments held in the Trust Account of $2,794, offset by formation and operating cost of $911,834.

For the three months ended March 31, 2021, we had a net loss of $2,063,176, which consists of a formation and operating cost of $95,578, transaction costs allocated to warrant of $853,386 and compensation expense of $2,400,000, offset by change in the fair value of warrant liability of 1,280,000 and interest earned on investments held in Trust Account of $5,788.

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

For the three months ended March 31, 2022, cash used in operating activities was $204,884. Net income of $3,252,560 was affected by interest earned on investments held in the Trust Account of $2,794 and a change in the fair value of warrant liability of $4,161,600,. Changes in operating assets and liabilities used $706,950 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $547,037. Net loss of $2,063,176 was affected by interest earned on investments held in the Trust Account of $5,788, a change in the fair value of warrant liability of $1,280,000, compensation expense of $2,400,000 and transaction costs allocable to warrants $853,386. Changes in operating assets and liabilities used $451,459 of cash for operating activities.

As of March 31, 2022, we had investments held in the Trust Account of $200,038,604 (including $38,604 of interest income) consisting of securities held in a money market fund that invests in U.S. Treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $416,588. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 17, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete the Business Combination prior to the termination date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 17, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On May 13, 2021, the Company received notification from J.P. Morgan Securities (“J.P. Morgan”), one the underwriters who participated in the Company’s Initial Public Offering, pursuant to which J.P. Morgan waived its right to the portion of the deferred underwriting fee owed to them in the amount of $4,200,000. Aside from general dialogue between representatives of Tuatara and J.P. Morgan (and other investment banking professionals) about sourcing targets and broader SPAC market conditions in the ordinary course, J.P. Morgan did not participate in any respect in the Company’s Business Combination process, and the Company has no contractual arrangement with J.P. Morgan in that regard.

Merger Agreement

On November 8, 2021, Tuatara Capital Acquisition Corporation (“TCAC”) entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among TCAC, HighJump Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and SpringBig, Inc., a Delaware corporation (“SpringBig”). The Merger Agreement was subsequently amended and restated on April 14, 2022 and further amended on May 4, 2022. See Note 10 “Subsequent Events” for further details.

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

In accordance with the terms and subject to the conditions of the Merger Agreement, based on an implied equity value of $215 million, (i) each share of SpringBig common stock (other than dissenting shares) will be canceled and converted into the right to receive the applicable portion of the merger consideration comprised of New SpringBig Common Stock, as determined in the Merger Agreement (the “Share Conversion Ratio”), and (ii) vested and unvested options of SpringBig outstanding and unexercised immediately prior to the effective time of the Merger will convert into comparable options that are exercisable for shares of New SpringBig Common Stock, with a value determined in accordance with the Share Conversion Ratio.

As part of the aggregate consideration payable to the SpringBig’s securityholders pursuant to the Merger Agreement, holders of SpringBig’s common stock (including those holders of converted preferred stock of SpringBig) and holders of options of SpringBig’s common stock will also have the right to receive their pro rata portion of up to an aggregate of 10,500,000 shares of New SpringBig Common Stock (“Contingent Shares”) if any of the following stock price conditions are met: (i) 7,000,000 Contingent Shares if the closing price of New SpringBig Common Stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) on any twenty (20) trading days in a thirty (30)-trading-day period at any time after the closing date and by the third anniversary of the closing date; (ii) 2,250,000 Contingent Shares if the closing price of New SpringBig Common Stock equals or exceeds $15.00 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) on any twenty (20) trading days in a thirty (30)-trading-day period at any time after the closing date and by the third anniversary of the closing date; and (iii) 1,250,000 Contingent Shares if the closing price of the New SpringBig Common Stock equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) on any twenty (20) trading days in a thirty (30)-trading-day period at any time after the closing date and by the third anniversary of the closing date.

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

Advisory Service Agreement

On August 12, 2021 TCAC entered into an agreement (the “Agreement”) with Cantor Fitzgerald & Co. (“CF&CO”) to act as a capital markets advisor in connection with the proposed business combination (the “Business Combination”) with SpringBig, Inc. CF&CO acknowledges that the Company may engage additional advisors in the same capacity (together with CF&CO, the “Capital Markets Advisors”), provided that CF&CO will be the “lead” capital markets advisor and CF&CO shall not be responsible for the actions or inactions of any other capital markets advisor. In consideration of our services pursuant to this Agreement, the Company agrees to pay CF&CO a fee of $5,000,000 (the “Advisory Fee”) upon the consummation of the Business Combination (the “Closing”). $2,000,000 of the Advisory Fee shall be payable in cash, and the remainder of the Advisory Fee (the “Redemption Dependent Portion”) payable in cash and common stock of the Company (the “Common Stock”), with the portions of each to depend on the final amount of redemptions from the Company’s trust account established for the benefit of the Company’s public stockholders (the “Trust Account”) in connection with the Business Combination.

Subsequent to the Agreement, TCAC entered into a second agreement (“Second Agreement”) with CF&CO to receive one or more financing(s) through the private placement, offering or other sale of equity instruments in any form, including, without limitation, (i) equity instruments in any form, including, without limitation, preferred or common equity, or instruments convertible into preferred or common equity or other related forms of interests or capital of the Company in one or a series of transactions (an “Equity Financing”) and (ii) debt in any form, including, but not limited to, bank debt, high yield debt or mezzanine debt, notes, bonds, debentures or other debt securities, of the Company in one transaction or a series of transactions (a “Debt Financing” and any Equity Financing or Debt Financing, (a “Financing”)), in the cases of (i) and (ii), in connection with the business combination contemplated by the Agreement and Plan of Merger between the Company and SpringBig, Inc., dated as of November 8, 2021 (the “Business Combination,” and such agreement, the “Merger Agreement”). The Company hereby engages CF&CO to act as the Company’s financial advisor, placement agent and arranger in connection with any Financing for the Business Combination. In consideration of our services pursuant to this Second Agreement, the Company agrees to pay CF&CO the following compensation:

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

Critical Accounting Policies

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed consolidated balance sheets.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f)of the Exchange Act) during the most recent fiscal quarter ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K  filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, filed with the SEC, except for the below.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Business Combination, investments and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments and the Nasdaq. In particular, we are required to comply with certain SEC, Nasdaq and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations and rules, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

PART III
SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUATARA CAPITAL ACQUISITION CORPORATION

Date: May 16, 2022	By:	/s/ Albert Foreman
	Name:	Albert Foreman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Sergey Sherman
	Name:	Sergey Sherman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)