Form 10-Q
period 2022-06-30
SpringBig Holdings, Inc.
filed 2022-08-16
CIK 1801602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to

Commission file number 001-40049

SPRINGBIG HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	88-2789488
(State or other jurisdiction of incorporation)	(I.R.S Employer Identification No.)

621 NW 53rd Street
Ste. 260
Boca Raton,	Florida	33487
(Address of principal executive offices)		(zip code)

Registrant’s telephone number, including area code (800) 772-9172

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	SBIG	The Nasdaq Global Market
Warrants, each exercisable for one share of Common Stock, at an exercise price of $11.50 per share	SBIGW	The Nasdaq Global Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes      No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	☒
	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes    No
As of August 14, 2022, there were 25,290,270 shares of common stock, $0.0001 par value issued and outstanding.

SPRINGBIG, INC

Part I – Financial Information

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward looking statements. Forward looking statements include our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project," "plan," "intend," "believe," "may," "will," "should," "can have," "likely" and other words and terms of similar meaning in connection with any discussion of the timing or nature of future cash flows, operating or financial performance or other events. These forward looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry and Company, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward looking statements are reasonable as of the date made, results may prove to be materially different. Unless otherwise required by law, we disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report.

Factors that could cause our actual results and our financial condition to differ materially from those indicated in our forward looking statements include, but are not limited to, the following:

•trends in the cannabis industry and SpringBig market size, including with respect to the potential total addressable market in the industry;
•SpringBig’s growth prospects;
•new product and service offerings SpringBig may introduce in the future;
•the price of SpringBig’s securities, including volatility resulting from changes in the competitive and highly regulated industry in which SpringBig operates and plans to operate, variations in performance across competitors, changes in laws and regulations affecting SpringBig’s business and changes in the combined capital structure;
•the ability to implement business plans, forecasts, and other expectations after the completion of the proposed business combination, and identify and realize additional opportunities; and
•other risks and uncertainties indicated from time to time in filings made with the Securities and Exchange Commission (the “SEC”).

These risks are not exhaustive. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Should one or more of these risks or uncertainties materialize or should any of the assumptions made by the management of SpringBig prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Additional information concerning these and other factors that may impact the operations and projections discussed herein can be found in the section entitled “Risk Factors” and in our periodic filings with the SEC. Our SEC filings are available publicly on the SEC’s website at www.sec.gov.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results, levels of activity and performance as well as other events and circumstances may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Item 1. Financial Statements
SPRINGBIG HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December, 31, 2021*
	(unaudited)
	(In thousands except share data)
ASSETS
Assets
Current assets:
Cash and cash equivalents	$14,179	$2,227
Accounts receivable, net	3,597	3,045
Contract assets	324	364
Prepaid expenses and other current assets	2,742	927
Total current assets	20,842	6,563
Property and equipment, net	471	480
Convertible note receivable	250	—
Total assets	$21,563	$7,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable	$3,532	$412
Accrued expense and other current liabilities	3,018	1,722
Deferred revenue	427	450
Total current liabilities	6,977	2,584
Senior secured convertible notes, at estimated fair value	9,843	—
Warrant liabilities, at estimated fair value	1,616	—
Total liabilities	18,436	2,584

Commitments and Contingencies

Stockholders’ Equity
Common stock (par value $0.0001 per share, 300,000,000 authorized at June 30, 2022; 25,290,270 issued and outstanding as of June 30, 2022; (par value $0.0001 per share, 22,764,527 authorized at December 31, 2021; 17,862,108 issued and outstanding as of December 31, 2021;	$3	$2
Additional paid-in-capital	21,825	17,682
Accumulated deficit	(18,701)	(13,225)
Total stockholders’ equity	3,127	4,459
Total liabilities and stockholders’ equity	$21,563	$7,043
*Derived from audited consolidated financial statements

The accompanying notes are an integral part of these financial statements

SPRINGBIG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except share and per share data)

Revenues	$6,584	$5,804	$12,948	$11,013
Cost of revenues	1,998	1,865	3,841	3,459
Gross profit	4,586	3,939	9,107	7,554
Operating expenses
Selling, servicing and marketing	3,105	2,449	6,048	4,520
Technology and software development	2,910	1,811	5,547	3,376
General and administrative	3,854	1,134	5,567	2,232
Total operating expenses	9,869	5,394	17,162	10,128

Loss from operations	(5,283)	(1,455)	(8,055)	(2,574)
Interest income	—	1	—	2
Interest expense	(219)	—	(312)	—
Change in fair value of senior secured convertible note	11	—	11	—
Change in fair value of warrants	2,880	—	2,880	—
Loss before income tax	(2,611)	(1,454)	(5,476)	(2,572)
Income tax expense	—	—	—	—
Net loss	$(2,611)	$(1,454)	$(5,476)	$(2,572)
Net loss per common share:
Basic and diluted	$(0.14)	$(0.08)	$(0.29)	$(0.14)

Weighted-average common shares outstanding
Basic and diluted	19,285,050	17,767,554	18,586,515	17,749,178

The accompanying notes are an integral part of these financial statements

SPRINGBIG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

Six Months Ended June 30, 2022

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Total
	Shares	Amount
	(In thousands, except share data)
Balance at December 31, 2021	17,862,108	$2	$17,682	$(13,225)	$4,459
Stock-based compensation	—	—	1,226	—	1,226
Exercise of stock options	334,418	—	82	—	82
Recapitalization	7,093,744	1	2,835	—	2,836
Net loss	—	—	—	(5,476)	(5,476)
Balance at June 30, 2022	25,290,270	$3	$21,825	$(18,701)	$3,127

Six Months Ended June 30, 2021

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Total
	Shares	Amount
	(In thousands, except share data)
Balance at December 31, 2020	17,660,258	$2	$16,999	$(7,475)	$9,526
Stock-based compensation	67,535	—	237	—	237
Issue of common stock	39,762	—	50	—	50
Net loss	—	—	—	$(2,572)	(2,572)
Balance at June 30, 2021	17,767,555	$2	$17,286	$(10,047)	$7,241

The accompanying notes are an integral part of these financial statements

SPRINGBIG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net loss	$(2,611)	$(1,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64	6
Stock-based compensation expense	1,045	119
Change in fair value of convertible notes	(11)	—
Change in fair value of warrants	(2,880)	—
Changes in operating assets and liabilities:
Accounts receivable	(952)	(349)
Prepaid expenses and other current assets	(1,362)	(175)
Contract assets	(21)	(14)
Accounts payable and other liabilities	4,322	538
Contract liabilities	(58)	28
Net cash used in operating activities	(2,464)	(1,301)

Cash flows from investing activities:
Purchase of convertible note	(250)	—
Purchases of property and equipment	(40)	(153)
Net cash used in investing activities	(290)	(153)

Cash flows from financing activities:
Business combination, net of issuing cost	10,096	—
Proceeds from exercise of stock options, net	76	—
Net cash provided by financing activities	10,172	—

Net increase (decrease) in cash and cash equivalents	7,418	(1,454)
Cash and cash equivalents at beginning of period	6,761	9,132
Cash and cash equivalents at end of period	$14,179	$7,678

Supplemental disclosure of non-cash financing activities
Conversion of convertible note and outstanding interest into common stock	$7,305	$—
Warrant assumed in business combination at estimate fair value	$4,496	$—

The accompanying notes are an integral part of these financial statements

SPRINGBIG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net loss	$(5,476)	$(2,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	123	12
Stock-based compensation expense	1,226	237
Change in fair value of convertible notes	(11)	—
Change in fair value of warrants	(2,880)	—
Changes in operating assets and liabilities:
Accounts receivable	(552)	(459)
Prepaid expenses and other current assets	(1,815)	(181)
Contract assets	40	(22)
Accounts payable and other liabilities	4,416	455
Contract liabilities	(23)	78
Net cash used in operating activities	(4,952)	(2,452)

Cash flows from investing activities:
Business combination, net of cash acquired	—	(122)
Purchase of convertible note	(250)	—
Purchases of property and equipment	(113)	(195)
Net cash used in investing activities	(363)	(317)

Cash flows from financing activities:
Business combination, net of issuing cost	10,185	—
Proceeds from convertible notes	7,000	—
Proceeds from exercise of stock options, net	82	—
Net cash provided by financing activities	17,267	—

Net increase (decrease) in cash and cash equivalents	11,952	(2,769)
Cash and cash equivalents at beginning of period	2,227	10,447
Cash and cash equivalents at end of period	$14,179	$7,678

Supplemental disclosure of non-cash financing activities
Issue of common stock for business combination	$—	$50
Indemnity holdback for business combination	$—	$23
Conversion of convertible note and outstanding interest into common stock	$7,305	$—
Warrant assumed in business combination at estimate fair value	$4,496	$—

The accompanying notes are an integral part of these financial statements

NOTE 1 – DESCRIPTION OF BUSINESS

SpringBig Holdings, Inc. and its wholly-owned subsidiaries (the “Company,” “we,” “us,” or “SpringBig”) developed a software platform that provides marketing and customer engagement services to cannabis dispensaries and brands throughout the United States and Canada. The Company allows merchants to provide loyalty plans and rewards directly to consumers through an internet portal and mobile applications. Our operational headquarters are in Boca Raton, Florida, with additional offices located in the United States and Canada.

The Company has one direct wholly-owned subsidiary, SpringBig, Inc.

On June 14, 2022 (the “Closing Date”), SpringBig Holdings, Inc. (formerly known as Tuatara Capital Acquisition Corporation (“Tuatara” or “TCAC”)), consummated the previously announced business combination of SpringBig, Inc. (“Legacy SpringBig”) and HighJump Merger Sub, Inc., the wholly-owned subsidiary of Tuatara, pursuant to the Amended and Restated Agreement of Plan Merger, dated as of April 14, 2022, as amended, by and among Tuatara, HighJump Merger Sub, Inc. and Legacy SpringBig. Prior to the closing of the business combination (the “Closing”), Tuatara changed its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. In connection with the Closing, the registrant changed its name from Tuatara Capital Acquisition Corporation to “SpringBig Holdings, Inc.” SpringBig will continue the existing business operations of Legacy SpringBig as a publicly traded company. See Note 8, Business Combination, to these consolidated financial statements for further information.

While the legal acquirer in the business combination is SpringBig for financial accounting and reporting purposes under U.S. GAAP, Legacy SpringBig is the accounting acquirer, with the merger accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the financial statements of Legacy SpringBig. Under this accounting method, SpringBig is treated as the “acquired” company and Legacy SpringBig is the accounting acquirer, with the transaction treated as a recapitalization of Legacy SpringBig. SpringBig’s assets, liabilities and results of operations were consolidated with Legacy SpringBig’s beginning on the date of the business combination. Except for certain warrant liabilities, the assets and liabilities of SpringBig were recognized at historical cost (which is consistent with carrying value) and were not material, with no goodwill or other intangible assets recorded. The warrant liabilities, which are discussed in Note 11, Warrant Liabilities, were recorded at fair value. The consolidated assets, liabilities, and results of operations of Legacy SpringBig became the historical financial statements, and operations prior to the closing of the business combination presented for comparative purposes are those of Legacy SpringBig. Pre-merger shares of common stock and preferred stock of Legacy SpringBig were converted to shares of common stock of the combined company using the conversion ratio of 0.59289 and for comparative purposes, the shares and net loss per share of Legacy SpringBig prior to the merger have been retroactively restated using the conversion ratio.

Beginning June 15, 2022, the ticker symbols for the Company’s common stock and publicly-traded warrants were changed to “SBIG” and “SBIGW,” respectively, and commenced trading on The Nasdaq Global Market. The Company received net proceeds of $18.8 million, with gross proceeds of $25.1 million, which were in addition to the $7.0 million in Convertible Notes proceeds, which were received in February 2022 in connection with Legacy SpringBig’s issuance of such notes (and which Convertible Notes and the interest due thereon were converted into common stock in connection with the business combination. See Note 9, 15% Convertible Promissory Notes, to these consolidated financial statements). Of the amount received at the Closing, approximately $8.8 million represented cash from the TCAC trust related to unredeemed shares; $6.1 million represented proceeds from the subscription for common stock from certain investors (the “PIPE Financing”), and $10.0 million from the Secured Convertible Note (defined below). The Company incurred additional cash and non cash expenses totaling $8.6 million, resulting in net business combination proceeds of $10.2 million.

Common Stock Purchase Agreement

On April 29, 2022, the Company entered into a Common Stock Purchase Agreement (as amended, the “Stock Purchase Agreement”) with CF Principal Investments LLC ("Cantor"), an affiliate of Cantor Fitzgerald L.P. The Company, in its sole discretion, shall have the right, but not the obligation, to issue and sell to the Cantor, and

Cantor shall purchase from the Company, up to $50.0 million of common shares, par value $0.0001 per share, subject to certain terms and conditions (the “Facility”)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The unaudited consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosure information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three months ended June 30, 2022 and the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for future periods or for the year ending December 31, 2022. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes included in the Company’s Registration Statement on Form S-1 filed with the SEC on July 22, 2022 and the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Tuatara for the fiscal year ended December 31, 2021.

Going Concern and Liquidity

Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $18.7 million as of June 30, 2022. Cash flows used in operating activities were $5.0 million and $2.5 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the Company had approximately $14.0 million in working capital, inclusive of $14.2 million in cash and cash equivalents to cover overhead expenses.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors but not limited to, cash and cash equivalents, the ongoing increase in revenue through increased usage by customers and new customers, its Stock Purchase Agreement and strategic capital raises. The ultimate success to these plans is not guaranteed.

Based on management projections for increases in revenue and cash on hand, we estimate that our liquidity and capital resources are sufficient for our current and projected financial needs for the next twelve months, at a minimum.

The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

Foreign Currency

We translate the financial statements of our foreign subsidiaries, which have a functional currency in the respective country’s local currency, to U.S. dollars using month-end exchange rates for assets and liabilities and actual exchange rates for revenue, costs and expenses on the date of the transaction. Translation gains and losses are included within “general and administrative expense” on the consolidated statements of operations. These gains and losses are immaterial to the financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and various other assumptions believed to be reasonable. The Company’s significant estimates include, but are not limited to, the allowance for doubtful accounts, useful lives of deferred contract assets, intangible assets, property and equipment, deferred income tax asset valuation, and certain assumptions used in the valuation for equity awards, convertible notes and warrant liabilities. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. Accounting estimates used in the preparation of these financial statements change as new events occur, as more experience is acquired, as additional information is obtained, and as the operating environment changes. Actual results may differ materially from these estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with high credit-quality financial institutions. Such deposits may be in excess of federally insured limits. To date, we have not experienced any losses on our cash and cash equivalents. We perform periodic evaluations of the relative credit standing of the financial institutions.

We perform ongoing credit evaluations of our customers’ financial condition and require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable balances.
During the three and six months ended June 30, 2022, we had one customer representing 13% concentration of revenue, within the United States with 15% and 13% for the three and six months June 30, 2021, respectively.

At June 30, 2022 and December 31, 2021 we had one customer representing 6% and 28% of accounts receivable within the United States, respectively.

Transaction Costs

The Company incurred significant costs direct and incremental to the business combination and therefore to the recapitalization of the Company. We deferred such costs incurred in 2021. In 2022, upon closing of the business combination, total direct transaction costs were allocated between equity and liability instruments measured at fair value on a recurring basis that were newly issued in the recapitalization. Amounts allocated to equity were recorded to additional paid-in capital, while amounts allocated to the specified liabilities were recorded as other expense. See Note 8, Business Combination, to these consolidated financial statements for further information.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. The Company maintains its cash with one commercial bank.

As of June 30, 2022 and December 31, 2021, the Company exceeded the federally insured limits of $250,000 for interest and noninterest bearing deposits. The Company had cash balances with a single financial institution in excess of the FDIC insured limits by amounts of $13.9 million and $1.9 million as of June 30, 2022 and December 31, 2021, respectively. We monitor the financial condition of such institution and have not experienced any losses associated with these accounts.

Effective Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. The amendments in this update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. This update is effective beginning after December 15, 2021. We adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on our consolidated financial statements for the period ended June 30, 2022.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. The ASU enhances and simplifies various aspects of the income tax accounting guidance in ASC 740, including requirements related to the following: (1) hybrid tax regimes; (2) tax basis step-up in goodwill obtained in a transaction that is not a business combination; (3) separate financial statements of entities not subject to tax; (4) intra-period tax allocation exception to the incremental approach; (5) ownership changes in investments; (6) interim-period accounting for enacted changes in tax law; and (7) year-to-date loss limitation in interim-period tax accounting. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. This update is effective beginning after December 15, 2021. We adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on our consolidated financial statements for the period ended June 30, 2022.

In January 2020, the FASB issued ASU 2020-01, Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in this update clarify certain interactions between the guidance to account for certain equity securities. This update is effective beginning after December 15, 2021. We adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on our consolidated financial statements for the period ended June 30, 2022.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. Under ASU 2020-06, embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives, or that do not result in substantial premiums accounted for as paid-in capital. The convertible debt instruments will now be accounted for as a single liability measured at amortized cost. This results in the interest expense recognized for convertible debt instruments to be closer to the coupon interest rate. The new guidance also requires the if-converted method to be applied for all convertible instruments when calculating earnings per share. This update is effective beginning after December 15, 2021. We adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on our consolidated financial statements for the period ended June 30, 2022.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Certain qualitative and quantitative disclosures are required, as well as a retrospective recognition and measurement of impacted leases. In June 2020, FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Deferral of the Effective Dates for Certain Entities, which deferred the effective date of ASU 2016-02 to annual reporting periods beginning after December 15, 2021, with early adoption permitted. In July 2021, the FASB released Update No. 2021-05 Lessors—Certain Leases with Variable Lease Payments. The amendments in this update affect lessors with lease contracts that (1) have variable lease payments that do not depend on a reference index or a rate and (2) would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing. The amendments in this update amend Topic 842. The amendments are effective for fiscal years beginning after December 15, 2021, for all entities, and interim periods within those fiscal years for public business entities and interim periods within fiscal years beginning after December 15, 2022, for all other entities. Management is currently evaluating the impact of adopting this standard on our financial condition and results of operations.

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to revise the criteria for the measurement, recognition, and reporting of credit losses on financial instruments to be recognized when expected. In November 2019, FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which deferred the effective date of ASU 2016-13 to annual reporting periods beginning after December 15, 2022, with early adoption permitted. Management is currently evaluating the impact of adopting this standard on our financial condition and results of operations.

In October 2021, the FASB issued ASU 2021-08 - Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. Management is currently evaluating the impact of adopting this standard on our financial condition and results of operations.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accounts receivable	$3,242	$2,533
Unbilled receivables	784	809
	4,026	3,342
Less allowance for doubtful accounts	(429)	(297)
Accounts receivable, net	$3,597	$3,045

Bad debt expense was $181,000 and $30,000 for the three months ended June 30, 2022 and 2021, respectively, and $214,000 and $60,000 for the six months ended June 30, 2022 and 2021, respectively.
NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Prepaid insurance	$1,865	$15
Other prepaid expenses	788	912
Deposits	89	—
	$2,742	$927

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Computer equipment	$308	$225
Data warehouse	286	256
Software	196	196
	790	677
Less accumulated depreciation and amortization	(319)	(197)
Property and Equipment	$471	$480

The useful life of computer equipment, software and the data warehouse is 3 years.

Depreciation and amortization expense for the three months ended June 30, 2022 and 2021 was $64,000 and $6,000, respectively, and $123,000 and $12,000 for the six months ended June 30, 2022 and 2021, respectively.

The amounts are included in general and administrative expenses in the consolidated statements of operations.

NOTE 6 – CONVERTIBLE NOTE RECEIVABLE

In April 2022, the Company purchased $250,000 in aggregate principal amount of convertible promissory note due April 1, 2026 (the “Convertible Note Receivable”).

The Convertible Note Receivable accrues interest at the rate of 5% per annum on the principal amount of the Convertible Note Receivable. The issuer may not prepay the note prior to its maturity date without the consent of the Company. The Convertible Note Receivable is convertible, and the conversion price is based on the occurrence of certain actions by the issuer.

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued wages, commission and bonus	$611	$805
Accrued expenses	1,390	855
Other liabilities	1,015	57
Related party payable	2	5
	$3,018	$1,722

The Company incurred software development and information technology related costs to a vendor related to a major stockholder of approximately $36,000 and $93,000 for the three and six months ended June 30, 2022, respectively, with $187,000 and $257,000 for the three and six months ended June 30, 2021, respectively. The amount is included in data warehouse under property and equipment.

NOTE 8 – BUSINESS COMBINATION

Reverse Merger

An extraordinary general meeting (the “Special Meeting”) was held on June 9, 2022, where the Tuatara shareholders considered and approved, among other matters, a proposal to approve the transactions contemplated by the Amended and Restated Agreement and Plan of Merger, dated as of April 14, 2022, as amended by the Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger, dated as of May 4, 2022.

The business combination was consummated on June 14, 2022. Holders of an aggregate of 19,123,806 Class A ordinary shares of Tuatara sold in its initial public offering properly exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from Tuatara’s IPO, which was approximately $10.01 per share, or $191,437,817 in the aggregate. The holders that did not elect to have their shares redeemed, received, following the domestication, additional shares of common stock which amounted to 876,194 shares of common stock, resulting in total shares of 1,752,388.

Beginning June 15, 2022, the ticker symbols for TCAC’s common stock and warrants were changed to “SBIG” and “SBIGW,” respectively, and commenced trading on The Nasdaq Global Market. The Company received net proceeds of $18.8 million, with gross proceeds of $25.1 million, in addition to the $7.0 million Convertible Notes which were issued in February 2022 and were converted into common stock at the Closing, see Note 9, 15% Convertible Promissory Notes, to these consolidated financial statements for further information. Of the amounts received, approximately $8.8 million represents remaining funds for unredeemed shares from the TCAC trust; $6.1 million from PIPE Financing proceeds and $10.0 million from the Secured Convertible Note.

On April 29, 2022, the Company entered into the Stock Purchase Agreement with Cantor, which was subsequently amended on July 20, 2022. The Company, in its sole discretion, shall have the right, but not the obligation, to issue and sell to Cantor, and Cantor shall purchase from the Company, up to $50.0 million of common shares, par value $0.0001 per share, subject to certain terms and conditions.

The following table provides a summary of the significant sources and uses of cash related to the closing of the business combination on June 14, 2022, (in thousands):

Amount available after paying TCAC redeeming stockholders	$8,771
Proceeds from convertible notes	10,000
Proceeds from PIPE Financing	6,100
TCAC operating account	264
Gross proceeds available at closing	25,135
Expenses paid at closing	(6,346)
Net cash to Legacy SpringBig at closing	$18,789
Post closing expense (cash paid or accrued for expenses by Legacy SpringBig)	(8,604)
Net cash after closing	$10,185

The following table provides a reconciliation of the common shares related to the business combination transaction:

TCAC non-redeeming shareholders	1,752,388
PIPE Investors	1,341,356
TCAC sponsor shareholders	4,000,000
Legacy SpringBig shareholders	18,196,526
Issued and outstanding	25,290,270

Of the 1,341,356 shares of common stock shown above, 730,493 shares were issued to holders of the Convertible Note (which was converted Closing), representing repayment of principal of $7.0 million and outstanding interest of $305,000, in accordance with the terms of the Convertible Notes. See Note 9, 15% Convertible Promissory Note, to these consolidated financial statements for further information.

Acquisition of Beaches Development Group Ltd

In January 2021, the Company formed Medici Canada LLC, an indirect wholly owned subsidiary of the Company, to acquire all the issued and outstanding capital stock of Beaches Development Group LTD, an Ontario corporation, pursuant to a stock purchase agreement.

The fair value of the consideration paid in connection with this transaction was satisfied through the issuance of 107,297 shares of the Company’s common stock, par value $0.0001 per share (180,972 converted at a conversion rate of 0.59289 into SpringBig Holdings, Inc. shares), valued at $135,000, and $155,000 in cash.

The purchase price allocation is as follows (in thousands):

June 30, 2021
Fair value of shares	$135
Less: Post combination cost - restricted shares	(85)
Fair value of net shares	50
Cash consideration	132
Indemnity holdback	23
Fair value of purchase consideration	$205

Assets assumed	$9
Goodwill	—
Intangibles (Software)	196
Fair value of assets	$205

Of the 107,297 shares, 39,762 shares with a value of approximately $50,000 were issued to the sellers at the closing of the transaction. Two of the sellers signed employment contracts with Beaches Development Group LTD; 67,535 shares were allocated to them as purchase consideration with a value of $85,000 and were unvested as of the closing date of the acquisition (or the “acquisition date”). Such unvested shares were schedule to vest, over a two-year period, with 50% in the first year 1 and the remaining 50% in the second year following the acquisition date. As a result, the shares were treated as post-combination expense and were restricted at the time of issuance. All unvested shares were subsequently vested with the consummation of the business combination on June 14, 2022. The Company incurred expense totaling $18,000 and $27,000 for the three and six months ended June 30, 2022, and $16,000 and $27,000 for the three and six months ended June 30, 2021, respectively, related to these shares which is included in general and administrative expense on the statement of operations, with the exception of $14,000, which is classified as merger cost as a result of early vesting in connection with the completion of the business combination with Tuatara. The amount is included under additional paid in capital as part of merger expenses.

Approximately $23,000 of the cash price was initially withheld as an indemnity holdback to offset any losses payable by the Company for a period of 12 months, any remaining indemnity shall be released to the seller’s representative thereafter. The indemnity holdback was paid to the seller during the six months ended June 30, 2022.

Medici Canada LLC assumed cash totaling $9,000; this was the only tangible asset assumed at purchase, no liabilities assumed. The purchase price was allocated to the cash assumed with the excess of $196,000 allocated to software intangible assets and is included under property and equipment in the Company’s balance sheet as of June 30, 2022 and December 31, 2021. The Company adopted a cost to replace valuation approach in ascertaining the value of the software.

Software intangible assets are being amortized over a three-year period. The Company incurred amortization expense of approximately $16,000 and $32,000, respectively, for the three and six months ended June 30, 2022, which is included in general and administrative expenses in the consolidated statement of operation. The aggregate remaining amortization expense is approximately $104,000.

We incurred costs related to the acquisition of approximately, $11,000 during the six months ended June 30, 2021. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in our consolidated statements of operations.

NOTE 9 – 15% CONVERTIBLE PROMISSORY NOTES

In February 2022, the Company issued $7.0 million in aggregate principal amount of convertible promissory notes due September 30, 2022 (the “Convertible Notes”).

The Convertible Notes accrued interest at the rate of 15.0% per annum on the principal amount of the Convertible Notes, due and payable at the maturity date of September 30, 2022 (the “Maturity Date”), if not converted prior to the maturity date. Under the terms of such notes, the conversion of the Convertible Notes could be triggered by the closing of the business combination between Tuatara and Legacy SpringBig, the occurrence of the stated maturity date, or in connection with certain equity issuances. The Convertible Notes contained customary events of default such as failures to observe or perform any covenants, obligation, condition or agreement contained in the Convertible Notes and commencement of bankruptcy.

In connection with the consummation of the business combination, the Convertible Notes and outstanding accrued interest converted in full into 730,493 of common stock at a price of $10.00 per share, representing repayment of principal of $7.0 million and outstanding interest of $305,000, in accordance with the terms of the Convertible Notes.

The Company recorded $216,000 and $305,000 of interest expense on the Convertible Notes for the three months ended and six months ended June 30, 2022, respectively.

NOTE 10 – SENIOR SECURED CONVERTIBLE NOTES

In connection with the business combination, on June 14, 2022, the Company issued $11.0 million in aggregate principal amount of Senior Secured Original Issue Discount Convertible Note, due June 14, 2024 (the “Secured Convertible Notes”), issued at a discount of $1.0 million, with proceeds of $10.0 million received on the Closing Date. The Secured Convertible Notes accrue interest at the rate of 6.0% per annum which is payable quarterly in arrears, commencing six months after issuance, which may be settled in cash. The Company may, at its option, satisfy each principal payment either in cash or, if certain conditions set forth in the Secured Convertible Notes are met, by issuing a number of shares of common stock equal to the amount due on such date divided by the lower of (i) the number of shares determined based on at a rate of $12.00 per share or (ii) 93% of the volume-weighted average price prior to such monthly payment date.

The issuance of the Secured Convertible Notes allows up to $16.0 million principal amount to be issued which has been subscribed for by a global institutional investor. The initial tranche of $11.0 million closed in connection with the closing of the merger. The second tranche of $5.0 million, subject to certain conditions in the agreement, will close 60 days after a resale registration statement regarding the common stock underlying the Secured Convertible Notes and Convertible Warrants (defined below) is declared effective by the SEC, or at such other time as is determined by the Company and the investor, subject to certain conditions.

A warrant representing 586,980 shares of common stock of the Company (the “Convertible Warrant”) was also issued in a private placement with the purchaser party thereto. The Convertible Warrant is exercisable for shares of the Company’s common stock at an exercise price of $12.00 per share, subject to certain anti-dilution adjustments.

The Note is convertible at the option of the holder beginning at the earlier of (i) the date of effectiveness of a registration statement as contemplated in that certain Registration Rights Agreement entered into between the Company and the purchaser party thereto or (ii) June 14, 2023 at an initial conversion share price of $12.00 per share.

The Secured Convertible Notes are secured against substantially all the assets of the Company and each material subsidiary, including Legacy SpringBig.

The Secured Convertible Notes include restrictive covenants that, among other things, limit the ability of the Company to incur additional indebtedness and guarantee indebtedness; incur liens or allow mortgages or other encumbrances; prepay, redeem, or repurchase certain other debt; pay dividends or make other distributions or repurchase or redeem our capital stock; sell assets or enter into or effect certain other transactions (including a reorganization, consolidation, dissolution or similar transaction or selling, leasing, licensing, transferring or otherwise disposing of assets of the Company or its subsidiaries); issue additional equity (outside of the equity facility with Cantor, issuances under our equity compensation plan and other limited exceptions); enter into variable rate transactions (exclusive of the equity facility with Cantor); and adopt certain amendments to our governing documents, among other restrictions. The Notes also contains customary events of default.

The Company determined that the Secured Convertible Notes meet the variable share obligations requirements under ASC 480, Distinguishing Liabilities From Equity, as a result is classified as a liability measured at fair value, with changes in fair value recognized in earnings.

The Company adopted ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity and elected to carry the Secured Convertible Notes at fair value. The fair value is determined in accordance with ASC 820, Fair Value Measurement. See Note 15, Fair Value Measurements, to the accompanying consolidated financial statements for further information.

At June 30, 2022, the outstanding principal of the Secured Convertible Notes was $11.0 million with a carrying value of $9.8 million, net of discount of $1.2 million.

The Company recorded a change in fair value gain of approximately $11,000 for the three and six months ended June 30, 2022, the amount is included in the statement of operations for the period ended.

NOTE 11 – WARRANT LIABILITIES

Prior to the business combination, at the time of their initial public offering, TCAC issued warrants to purchase 10,000,000 Class A ordinary shares at a price of $11.50 per whole share, for aggregate consideration of $10.0 million as part of the units offered by the prospectus and, simultaneously with the closing of their initial public offering, issued in a private placement an aggregate of 6,000,000 private placement warrants for aggregate consideration of $6.0 million, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share.

The Company accounts for the warrants in accordance with the guidance contained in ASC 815 Derivatives and Hedging, under which the warrants do not meet the criteria for equity treatment and hence recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

At June 30, 2022, the estimated fair value of the warrants is $1.6 million.

The Company recorded a change in fair value gain of approximately $2.9 million for the three and six months ended June 30, 2022, the amount is included in the statements of operations for the periods then ended.

The fair value is determined in accordance with ASC 820, Fair Value Measurement. See Note 15, Fair Value Measurements, to the accompanying consolidated financial statements for further information.

NOTE 12 – REVENUE RECOGNITION

The following table represents our revenues disaggregated by type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Brand revenue	$248	$152	$438	$284
Retail revenue	6,336	5,652	12,510	10,729
Total Revenue	$6,584	$5,804	$12,948	$11,013

Geographic Information

Revenue by geographical region consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Retail revenue
United States	$6,159	$5,652	$12,112	$10,718
Canada	177	—	398	11
Brand revenue
United States	248	152	438	284
	$6,584	$5,804	$12,948	$11,013

Revenues by geography are generally based on the country of the Company’s contracting entity. Total United States revenue was approximately 97% of total revenue for the three and six months ended June 30, 2022 and 100% for the three and six months ended June 30, 2021, respectively.

As of June 30, 2022 and December 31, 2021, approximately 75% and 99% of our long-lived assets were attributable to operations in the United States.

Contract Assets (Deferred Cost)

Contract assets consisted of the following as of (in thousands):

	June 30,	December 31,
	2022	2021
Contract assets consisted of the following as of:
Deferred sales commissions	$324	$364

Contract liabilities consisted of the following as of (in thousands):

	June 30,	December 31,
	2022	2021
Contract liabilities consisted of the following as of:
Deferred revenue retail	$256	$231
Deferred set-up revenues	91	101
Deferred brands	80	118
Contract liabilities	$427	$450

The movement in the contract liabilities during the six months ended June 30, 2022 and the year ended December 31, 2021, comprised the following (in thousands):

	June 30,	December 31,
	2022	2021
The movement in the contract liabilities during each period comprised the following:

Contract liabilities at start of the period	$450	$560
Amounts invoiced during the period	8,988	13,512
Less revenue recognized during the period	(9,011)	(13,622)
Contract liabilities at end of the period	$427	$450

NOTE 13 – STOCK BASED COMPENSATION

At the Special Meeting, in connection with the business combination, the Tuatara shareholders approved the SpringBig Holdings, Inc. 2022 Long-Term Incentive Plan (the “2022 Incentive Plan”), which became effective upon the Closing. The purpose of the 2022 Incentive Plan is to secure and retain the services of employees, directors and consultants, to provide incentives for such persons to exert maximum efforts for our success and to provide a means by which such persons may be given an opportunity to benefit from increases in value of the common stock through the granting of awards thereunder. We believe that the equity-based awards to be issued under the 2022 Incentive Plan will motivate award recipients to offer their maximum effort to us and help them focus on the creation of long-term value consistent with the interests of our shareholders. We believe that grants of incentive awards are necessary to enable us to attract and retain top talent.

The number of shares of our common stock initially reserved for issuance under the 2022 Incentive Plan was 1,525,175, which equaled the amount of shares of our common stock equal to 5% of the sum of (i) the number of shares of our common stock outstanding as of the Closing and (ii) the number of shares of our common stock underlying stock options issued under the SpringBig, Inc. 2017 Equity Incentive Plan (as amended and restated) (the “Legacy Incentive Plan”) that were outstanding as of the Closing. Shares subject to stock awards granted under the 2022 Incentive Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the 2022 Incentive Plan.

Prior to the closing of the merger, Legacy SpringBig maintained an equity incentive plan (the “Legacy Incentive Plan”), which was originally established effective December 1, 2017. The Legacy Incentive Plan permitted the grant of incentive stock options, non-qualified stock options, restricted stock awards, and restricted stock unit awards to Legacy SpringBig and its affiliates’ employees, consultants and directors. SpringBig will not grant any additional awards under the Legacy Incentive Plan following the business combination.

During the three months ended June 30, 2022 and 2021, compensation expense recorded in connection with the Legacy Incentive Plan was $1.0 million and $119,000, respectively and $1.2 million and $237,000 for the six months ended June 30, 2022 and 2021, these are included in administrative expense on the statements of operations.

The following table summarizes information on stock options outstanding as of June 30, 2022 and 2021 under the Legacy Incentive Plan:

	Options Outstanding		Options Vested and Exercisable
Fixed Options	Number of Options	Weighted Average Exercise Price (Per Share)	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (Per Share)
Outstanding Balance, January 1, 2022	6,802,437	$0.38	4,628,311	6.79	$0.24

Options granted	—
Options exercised	(530,666)	$0.55
Options forfeited	(61,460)	$0.75
Options cancelled	(4,791)	$0.75
Outstanding Balance, June 30, 2022	6,205,520
Conversion ratio	0.5929
SpringBig Holdings options	3,679,171	0.58	3,486,482	—	—

The intrinsic value of the options exercised during the six months ended June 30, 2022 was $3.3 million, no option was exercised during the same period for 2021.

With the consummation of the business combination, all outstanding options were vested with the exception of 192,689 options granted to certain executives of the Company. The cost associated with the early vesting was $924,000 and is included in administrative expense on the statement of operations.

The remaining unamortized expenses associated with the unvested options is $173,000 and will be expensed with the next 3 years.

During the six months ended June 30, 2022 and 2021, the Company used the Black-Scholes option-pricing model to value option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimations. The Company based its expected volatility based on the volatilities of certain publicly traded peer companies.

The risk-free interest rate used for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. The expected term of options granted was determined based on the expected holding period at the time of the grant. GAAP also requires that the Company recognize compensation expense for only the portion of options that are expected to vest. Therefore, the Company has estimated expected forfeitures of stock options. In developing a forfeiture rate estimate, the Company considered its historical experience. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company leases office facilities in Boca Raton, Florida, Seattle, Washington and Ontario, Canada under non-cancelable operating lease agreements. The leases require monthly payments ranging from $2,900 to $11,000 and expire on various dates through November 2024. In addition to minimum rent, the Company is required to pay a proportionate share of operating expenses under these leases.

Rent expense was approximately $233,000 and $153,000 for the three months ended June 30, 2022 and 2021, respectively, with $421,000 and $298,000 for the six months ended June 30, 2022 and 2021, respectively.

Employment Agreements

The Company has entered into employment agreements with certain of its officers, employment agreements with Jeffrey Harris, CEO of SpringBig, and Paul Sykes, CFO of SpringBig, which became effective as of the Closing. Pursuant to his employment agreement, Mr. Harris will receive an annual salary of $450,000, will be eligible for a target cash incentive opportunity of up to 137.50% of his annual base salary, and will be eligible to receive equity incentive awards under SpringBig’s long-term incentive plan as in effect from time to time.

Pursuant to his employment agreement, Mr. Sykes will receive an annual salary of $350,000, will be eligible for a target cash incentive opportunity of up to 100% of his annual base salary, and will be eligible to receive equity incentive awards under SpringBig’s long-term incentive plan as in effect from time to time.

In addition, the SpringBig board of directors awarded each of Mr. Harris and Mr. Sykes a one-time cash bonus in the amount of $300,000 and $250,000, respectively, which was awarded as of the Closing, the amount is included in administrative expenses on the statement of operations.

Litigation

The Company is from time to time involved in litigation incidental to the conduct of its business. In accordance with applicable accounting guidance, the Company records a provision for a liability when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Management believes that the outcome of such legal proceedings, legal actions and claims will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 15 – FAIR VALUE MEASUREMENTS

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

The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Valuation is based on unadjusted quoted prices in active markets for identical assets and liabilities that are accessible at the reporting date. Because valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2: Valuation is determined from pricing inputs that are other than quoted prices in active markets that are either directly or indirectly observable as of the reporting date. Observable inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and interest rates and yield curves that are observable at commonly quoted intervals.

Level 3: Valuation is based on inputs that are both significant to the fair value measurement and unobservable. Level 3 inputs include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value generally require significant management judgment or estimation. .

Liabilities measured at fair value on a recurring basis

The balances of the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2022, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Senior secured convertible note	$—	$—	$9,843	$9,843
Private warrants	—	606	—	606
Public warrants	1,010	—	—	1,010
	$1,010	$606	$9,843	$11,459

The following is a description of the methodologies used to estimate the fair values of liabilities measured at fair value on a recurring basis and within the fair value hierarchy which is warrant and senior secured convertible note.

Warrant liabilities

Prior to the business combination, TCAC issued warrants to purchase 10,000,000 Class A ordinary shares at a price of $11.50 per whole share, as part of the units offered by the prospectus for their initial public offering and, simultaneously with the closing of their initial public offering, issued in a private placement an aggregate of 6,000,000 private placement warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share.

The Company utilize a fair value approach to account for its warrants based on the quoted price at June 30, 2022, the calculation is consistent with ASC 820, Fair Value Measurement, with changes in fair value recorded in current earnings.

The Company performed a valuation at June 30, 2022 resulting in a value of approximately $1.6 million using a closing price of $0.101 for the public and private warrants.

Senior secured convertible notes

In connection with the business combination, on June 14, 2022, the Company issued $11.0 million in aggregate principal amount of Secured Convertible Notes, issued at a discount of $1.0 million, with proceeds of $10.0 million received on the Closing Date. Additionally, the Company entered into a warrant agreement with the holders for a warrant to purchase 586,980 shares with an initial exercise price of $12.00.

The Company determined that the Secured Convertible Notes meet the variable share obligations requirements under ASC 480, Distinguishing Liabilities From Equity, as a result is classified as a liability measure at fair value, with changes in fair value recognized in earnings.

The Company adopted ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity and elected to carry the Secured Convertible Notes along with the Convertible Warrant at fair value. The fair value is determined in accordance with ASC 820, Fair Value Measurement, utilizing the discount, interest rate and the fair value of the associated warrants.

Changes in Fair Value

The following tables provides a roll-forward in the changes in fair value for the six months ended June 30, 2022, for all liabilities for which the Company determines fair value on a recurring basis (in thousands):

Warrants
Balance, January 1, 2022	$—
Assumed in business combination	4,496
Change in fair value	(2,880)
Balance, June 30, 2022	$1,616
Changes in fair value included in earnings for the period relating to liabilities held at June 30, 2022	$(2,880)

Senior Secured Convertible Note
Balance, January 1, 2022	$—
Issued in business combination	11,000
Valuation adjustment at business combination	(1,146)
Change in fair value	(11)
Balance, June 30, 2022	$9,843
Changes in fair value included in earnings for the period relating to liabilities held at June 30, 2022	$(11)

There were no transfers of financial liabilities between levels of the fair value hierarchy during the six months ended June 30, 2022.

Other Fair Value Considerations – Carrying value of accounts receivables, contract assets, prepaid expenses and other assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities and/or low credit risk.

NOTE 16 – STOCKHOLDERS’ EQUITY

The Consolidated Statements of Changes in Stockholders' Equity reflect the reverse recapitalization on June 14, 2022, as discussed in Note 8, Business Combination, to these consolidated financial statements. Because the Company was determined to be the accounting acquirer in the transaction, all periods presented prior to consummation of the transaction reflect the historical activity and balances of Legacy SpringBig, Inc. (other than common stock and potentially issuable shares underlying stock options which have been retroactively restated).

Immediately after giving effect to the business combination, the following equity securities of the SpringBig, were issued and outstanding: (i) 5,752,388 shares of SpringBig, common stock issued to the holders of Tuatara Class A ordinary shares and Tuatara Class B ordinary shares that automatically convert into Tuatara Class A ordinary shares upon the occurrence of the business combination in accordance with Tuatara’s amended and restated memorandum and articles of association as consideration in the business combination (comprised of 1,752,388 Class A ordinary shares after giving effect to the redemptions and the issuance of shares to public shareholders who did not elect to redeem their public shares and 4,000,000 Class B ordinary shares that converted into common stock), (ii) 18,196,526 shares of SpringBig common stock issued to the stockholders of SpringBig as consideration in the business combination, (iii) 10,000,000 warrants to purchase shares of SpringBig common stock issued to holders of the Public Shares upon conversion of warrants to purchase Tuatara Class A ordinary shares in connection with the business combination (each, a “New SpringBig Public Warrant”), (iv) 6,000,000 warrants to purchase shares of SpringBig common stock issued to Sponsor upon conversion of warrants to purchase Tuatara Class A Common Stock, and (v) 1,310,000 shares of SpringBig common stock issued to private investors (the “PIPE Investors”) in the PIPE Financing, plus 31,356 shares paid to certain PIPE Investors pursuant to the Convertible Notes.

Prior to the consummation of the business combination, the capital stock of Legacy SpringBig consisted of Series A, B and Seed preferred stock which was automatically convertible into common stock at the earlier of a $50.0 million initial public offering or vote of 63% of majority of preferred stockholders. The conversation rate of all preferred stock was at a one to one ratio to common stock. The preferred shares of stock were converted to SpringBig common stock at the Closing Date.

With the consummation of the business combination, Legacy SpringBig. issued and outstanding shares were converted into shares of SpringBig common stock as follows:

	Legacy SpringBig	Conversion Rate	SpringBig
Series B Preferred	4,585,202	0.59289	2,718,520
Series A Preferred	5,088,944	0.59289	3,017,184
Series Seed Preferred	6,911,715	0.59289	4,097,887
Common Stock	14,105,371	0.59289	8,362,935
	30,691,232		18,196,526

Sponsor Escrow Agreement

At the time of the Closing, TCAC Sponsor, LLC, a Delaware limited liability company (“Sponsor”), Tuatara and certain independent members of Tuatara’s board of directors entered into an escrow agreement (“Sponsor Escrow Agreement”), providing that (i) immediately following the Closing, Sponsor and certain of Tuatara’s board of directors’ independent directors shall deposit an aggregate of 1,000,000 shares of our Common Stock (such deposited shares, the “Sponsor Earnout Shares”) into escrow, (ii) the Sponsor Earnout Shares shall be released to the Sponsor if the closing price of our Common Stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) on any twenty (20) trading days in a thirty (30) trading-day period ending at any time after the Closing Date and before the fifth anniversary of the Closing Date, and (iii) the Sponsor Earnout Shares will be terminated and canceled by us if such condition is not met by the fifth anniversary of the Closing Date.

Contingent and Earnout Shares

The holders of Legacy SpringBig’s common stock and the “engaged option holders” (employees or engaged consultants of Legacy SpringBig who held Legacy SpringBig options at the effective time of the merger and who remains employed or engaged by Legacy SpringBig at the time of such payment of contingent shares) shall be entitled to receive their pro rata portion of such number of shares, fully paid and free and clear of all liens other than applicable federal and state securities law restrictions, as set forth below upon satisfaction of any of the following conditions:

a.7,000,000 contingent shares if the closing price of the Company’s common stock equals or exceeds $12.00 per share on any twenty (20) trading days in a thirty (30)-trading day period at any time after the Closing Date and no later than 60 months following the Closing Date;

b.2,250,000 contingent shares if the closing price of the Company’s common stock equals or exceeds $15.00 per share on any twenty (20) trading days in a thirty (30)-trading day period at any time after the Closing Date and no later than 60 months following the Closing Date; and

c.1,250,000 contingent shares if the closing price of the Company’s common stock equals or exceeds $18.00 per share on any twenty (20) trading days in a thirty (30)-trading day period at any time after the Closing Date and no later than 60 months following the Closing Date.

With the consummation of the business combination, the Company’s authorized capital stock is 350,000,000 shares, consisting of 300,000,000 shares of common stock and 50,000,000 shares of preferred stock, with par value of 0.0001 per share.

NOTE 17 – NET LOSS PER SHARE

Given the consummation of the business combination, ASC 805, Business Combination states that the equity structure for the prior period of Legacy SpringBig (the accounting acquirer) is restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of the accounting acquiree issued in the business combination.

As of June 30, 2022 and 2021, there were 25,290,270 and 17,767,555 shares of common stock issued and outstanding, respectively.

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including outstanding stock options and common stock issuable pursuant to Series B, A and Seed preferred stock possible conversion. Basic and diluted net loss per share was the same for each period presented, given that there are losses during the period, the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table reconciles actual basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021, respectively (in thousands, except share and per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loss per share:
Numerator:
Net loss	$(2,611)	$(1,454)	$(5,476)	$(2,572)
Denominator
Weighted-average common shares outstanding
Basic and diluted	19,285,050	17,767,554	18,586,515	17,749,178
Net loss per common share
Basic	$(0.14)	$(0.08)	$(0.29)	$(0.14)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share for the three and six months ended June 30, 2022 were as follows:

	2022	2021
Shares unvested and subject to exercise of stock options	192,689	4,154,898
Shares subject to outstanding common stock options	3,486,482	2,515,944
Shares subject to convertible notes stock conversion	916,667	—
Shares subject to warrants stock conversion	16,000,000	—

NOTE 18 – BENEFIT PLAN

The Company maintains a safe harbor 401(k) retirement plan for the benefit of its employees. The plan allows participants to make contributions subject to certain limitations. Company matching contributions were $68,000 and $54,000 for the three months ended June 30, 2022 and 2021, respectively, and $117,000 and $106,000 for the six months ended June 30, 2022 and 2021, respectively.

NOTE 19 – INCOME TAXES

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance against its deferred tax assets. For the three and six months ended June 30, 2022, the Company recorded an immaterial provision for income taxes.

NOTE 20 – SUBSEQUENT EVENTS

Management has considered subsequent events through August 15, 2022, the date this report was issued, and there were no events that required additional disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

"SpringBig," "the Company," "we," "us" or "our" refer to SpringBig Holdings, Inc. and its subsidiaries, unless the context otherwise requires.

Forward Looking Statements

All statements other than statements of historical facts contained in this report, including statements regarding future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "could," "would," "expect," "objective," "plan," "potential," "seek," "grow," "target," "if," and similar expressions intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations, objectives, and financial needs. Our actual results could differ materially from those anticipated due to various factors discussed under “Risk Factors” in this Quarterly Report on Form 10-Q.

Business Overview

SpringBig Holdings, Inc. (the “Company” or “SpringBig”) is a market-leading software platform providing customer loyalty and marketing automation solutions to retailers and brands. We have leveraged our deep expertise in loyalty marketing to develop solutions that address the key challenges faced by retailers and brands, including those in the cannabis industry. Stringent, complex, and rapidly evolving regulations have resulted in restricted access to traditional marketing and advertising channels for cannabis retailers and brands, preventing them from utilizing many traditional methods for effectively accessing and engaging with consumers. In addition, the lack of industry-specific data and market intelligence solutions limit cannabis retailers' and brands' ability to efficiently market their products, thereby hindering their growth. Our platform enables our clients to increase brand awareness, engage customers, improve retention, and access actionable consumer feedback data to improve marketing. Our clients can use our loyalty marketing, digital communications, and text/email marketing solutions to drive new customer acquisition, customer spend and retail foot traffic. Our proven business-to-business-to-customer (“B2B2C”) software platform creates powerful network effects between retailers and brands and provides an ability for both to connect directly with consumers. As retailers and brand scale, a virtuous cycle amplifies growth, ultimately expanding SpringBig's reach and strengthening our value proposition.

SpringBig serves approximately 1,300 brand and retailer clients across more than 2,800 distinct retail locations in North America. Our clients distribute almost $2.0 billion messages annually, and in the last year more than $7.0 billion of gross merchandise value was accounted for by clients utilizing our platform.

Business Combination and Public Company Costs

On June 14, 2022, SpringBig Holdings, Inc., a Delaware corporation (formerly known as Tuatara Capital Acquisition Corporation (“Tuatara” or “TCAC”)), consummated the previously announced business combination of Tuatara and SpringBig, Inc. (“Legacy SpringBig”), a Delaware corporation. Pursuant to the merger agreement, prior to the closing of the business combination, Tuatara changed its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. Prior to the closing date, and in connection with the Closing, Tuatara changed its name to SpringBig Holdings, Inc. Legacy SpringBig was deemed to be the accounting acquirer in the business combination based on an analysis of the criteria outlined in Accounting Standards Codification 805. While Tuatara was the legal acquirer in the business combination, because Legacy SpringBig was deemed the accounting acquirer, the historical financial statements of Legacy SpringBig became the historical financial statements of the combined company, upon the Closing.

The business combination was accounted for as a “reverse capitalization”. A reverse capitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the financial statements of Legacy SpringBig in many respects. Under this method of accounting, Tuatara was treated as the “acquired” company for financial reporting purposes. For accounting purposes, Legacy SpringBig was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Legacy SpringBig (i.e., a capital transaction involving the issuance of stock by Tuatara for stock of Legacy SpringBig). Accordingly, the consolidated assets, liabilities and results of operations of Legacy SpringBig became the historical financial statements of the combined company, and Tuatara’s assets, liabilities and results of operations were consolidated with Legacy SpringBig beginning on the acquisition date. Operations prior to the business combination are presented as those of Legacy SpringBig. The net assets of Tuatara were recognized at historical cost (which are consistent with carry value), with no goodwill or other intangible assets recorded.

As a consequence of the business combination, Legacy SpringBig became the successor to an SEC-registered and Nasdaq-listed company, which requires us to incur additional expenses and implement procedures and processes to address public company regulatory requirements and customary practices. We have and expect to continue to incur additional annual expenses as a public company for, amongst other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.

Key Operating and Financial Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following is our analysis for the three and six months ended June 30, 2022 and 2021, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$6,584	$5,804	$12,948	$11,013
Net loss	(2,611)	(1,454)	(5,476)	(2,572)
Adjusted EBITDA	(3,624)	(1,330)	(6,156)	(2,321)

Number of retail clients	1,464	1,018	1,464	1,018
Net revenue retention	114%	93%	114%	93%
Number of messages (million)	480	457	915	851

For a reconciliation of net loss to Adjusted EBITDA see “EBITDA and Adjusted EBITDA”, below.

Revenue

We generate revenue from the sale of monthly subscriptions that provide retail clients with access to an integrated platform through which they can manage loyalty programs and communications with their consumers. We also generate additional revenue from these retail clients when the quantum of messages sent to consumers exceeds the amounts in the subscription package. The subscriptions generally have twelve-month terms (which typically are not subject to early termination without a cancellation fee payable by the client), are payable monthly, and automatically renew for subsequent and recurring 12-month periods unless notice of cancellation is provided in advance.

The Company's revenue growth is generally achieved through a mix of new clients, clients upgrading their subscriptions (as new clients will frequently enter into a relatively low level of subscription (with respect to the size of such client's database and the number of their customers on such database) and/or the number of pre-determined communication credits), which frequently occurs shortly after such a client initially becomes a client, and the excess use element of revenues. “Excess use” revenues are revenues derived from amounts charged to clients for exceeding the pre-determined credit volume set forth in the applicable client’s subscription agreement. Given this combination, and particularly the tendency for clients to upgrade soon after becoming a client, the Company does not actively monitor revenue split between new and existing clients, preferring to use the split between subscription and excess use in combination with net dollar retention and the number of clients as key metrics, as described below.

Other Key Operating Metrics

The growth in our revenues is a key metric at this stage in our development as a Company and therefore to provide investors with additional information, we have disclosed in the table above the number of our retail clients, our net revenue retention rate and the number of standardized messages distributed through the SpringBig platform by our clients. We regularly review the key operating and financial metrics set forth above to evaluate our business, our growth, assess our performance and make decisions regarding our business. We believe these key metrics are useful to investors both because they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making, and they may be helpful in evaluating the state and growth of our business.

Number of Retail Clients. We disclose in the table above the number of clients of the business at the end of the relevant period. We view the number of clients as an important metric to assess the performance of our business because an increased number of clients drives growth, increases brand awareness and helps contribute to our reach and strengthening our value proposition.

Net Revenue Retention. We believe that the growth in the use of our platform by our clients is an important metric in evaluating our business and growth. We monitor our dollar-based net revenue retention rate on a rolling basis to track the maintenance of revenue and revenue-increasing activity growth. “Net revenue retention rate” (also referred to as “net dollar retention rate”) does not have a standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies, and further, investors should not consider it in isolation. When evaluating our retention rates and calculating our net revenue retention rate, SpringBig calculates the average recurring monthly revenue from retail clients, adjusted for losses, increases and decreases in monthly subscriptions during the prior twelve months divided by the average recurring monthly subscription revenue over the same trailing twelve-month period.

We view a net revenue retention rate exceeding 100% as positive because this is indicative of increasing revenue without including the impact of the initial recurring revenue from new clients during the month in which they are on-boarded. We believe that we can drive this metric by continuing to focus on existing clients and by revenue-increasing activities, such as client upgrades. Net revenue retention is measured over the twelve-month ending at the reporting date and if the ratio exceeds 100% this is an indication of upgrades from clients exceeding the value of any lost clients and downgrades in subscriptions. The net revenue retention is calculated based on subscription revenues only and does not include the impact of excess use revenue.

Number of Messages Sent. We believe that the volume of messages sent, measured in standardized message size, is important as it indicates the frequency of use and level of engagement of our platform by our clients.

EBITDA and Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed EBITDA, which is a non-GAAP financial measure that we calculate as net income before interest, taxes, depreciation and amortization and Adjusted EBITDA, which represents EBITDA adjusted for certain unusual or infrequent items (such as changes in the fair value of financial instruments and warrants).

We present EBITDA and Adjusted EBITDA because they are key measures used by our management and board of directors to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of investment capacity. Accordingly, we believe that EBITDA and Adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors, and is widely used by analysts, investors and competitors to measure a company's operating performance.

EBITDA and Adjusted EBITDA have limitations, and you should not consider these in isolation or as a substitute for analysis of our results as reported under GAAP, including net loss, which we consider to be the most directly comparable GAAP financial measure. Some of these limitations are:

•although depreciation is a non-cash charge, the assets being depreciated may have to be replaced in the future, and neither EBITDA nor Adjusted EBITDA reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs; and
•EBITDA and Adjusted EBITDA do not reflect tax payments that may represent a reduction in cash available.

Because of these limitations, you should consider EBITDA and Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results.

A reconciliation of net loss before taxes to non-GAAP EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(2,611)	$(1,454)	$(5,476)	$(2,572)
Interest income	—	(1)	—	(2)
Interest expense	219	—	312	—
Depreciation expense	64	6	123	12

EBITDA	(2,328)	(1,449)	(5,041)	(2,558)

Stock based compensation*	1,045	119	1,226	237
Business combination related bonus	550	—	550	—
Change in fair value of warrants	(2,880)	—	(2,880)	—
Change in fair value of senior secured convertible note	(11)	—	(11)	—

Adjusted EBITDA	$(3,624)	$(1,330)	$(6,156)	$(2,321)
*Stock-based compensation is recorded in General and Administrative expenses

Factors Affecting Our Performance

Overall Economic Trends

The overall economic environment and related changes to consumer behavior have a significant impact on our business. Overall, positive conditions in the broader economy promote consumer spending on marketplaces and our customers’ products, while economic weakness, which generally results in reduced consumer spending, may have a negative impact on our customers’ sales, which in turn may impact our revenue.

Growth and Retention of Customers

Our revenue grows primarily through acquiring and retaining customers and expanding relationships with customers over time, increasing the revenue per customer. We have historically been able to attract, retain and grow relationships with customers as a result of the Company’s comprehensive product suite, differentiated loyalty programs, consistent communications with customers, and reliable customer service.

Regulation and Maturation of Cannabis Markets

We believe that we will have significant opportunities for growth as more jurisdictions legalize cannabis for medical and/or adult use and the regulatory environment continues to develop. We intent to explore new expansion opportunities as additional jurisdictions legalize cannabis for medical or adult use and leverage our existing business model to enter new markets. We believe our understanding of the space coupled with our experienced sales force will enable us to quickly enter and execute in new markets and capture new business, which we sustain via our best-in-class product offerings. Further, a change in U.S. federal regulations could result in our ability to engage in additional outlets, including the fintech, payments and e-commerce space.

We expect competition to intensify in the future as the regulatory regime for cannabis becomes more settled and the legal market for cannabis becomes more accepted, which may encourage new participants to enter the market, including established companies with substantially greater financial, technical and other resources than existing market participants.

We believe that maintaining and enhancing our brand identity and our reputation is critical to maintaining and growing our relationships with customers and to our ability to attract new customers.

We believe our platform’s scale and strong customer loyalty market themselves; however, we implement a variety of marketing efforts to attract the remaining retailers and brands not yet on our platform. Marketing efforts include multiple strategies designed to attract and retain both retail and brands subscribers.

Negative publicity, whether or not justified, relating to events or activities attributed to us, our employees, customers or others associated with any of these parties, may tarnish our reputation and reduce the value of our brand. Given our high visibility, we may be more susceptible to the risk of negative publicity. Damage to our reputation and loss of brand equity may reduce demand for our platform and have an adverse effect on our business, operating results and financial condition. Moreover, any attempts to rebuild our reputation and restore value of our brand may be costly and time consuming, and such efforts may not ultimately be successful.

We also believe that the importance of our brand recognition and reputation will continue to increase as competition in our market continues to develop. If our brand promotion activities are not successful, our operating results and growth may be adversely impacted.

Components of Our Results of Operations

Revenue

SpringBig provides its retail customers with access to an integrated platform that provides all the functions of the Company’s proprietary software, which uses proprietary technology to send text or email messages to the customer’s contacts. This access is provided to customers under a contract, with revenue generated from monthly fixed fees for credits (up to pre-contracted amount) and optional purchases of additional credits.

Cost of Revenue

Cost of revenue consists primarily consists of amounts payable to distributors of messages on behalf of the Company’s customers across cellular networks and integrations.

Selling, Servicing and Marketing Expenses

Selling, servicing and marketing expenses consist of salaries, benefits, travel expense and incentive compensation for our sales, servicing and marketing employees. In addition, sales, servicing and marketing expenses include business acquisition marketing, events cost, and branding and advertising costs.

Technology and Software Development Expenses

Technology and software development costs consist of salaries and benefits for employees, including engineering and technical teams who are responsible for building new products, as well as maintaining and improving existing products. We capitalize certain costs associated with technology and software development in accordance with ACS 350-40, Intangibles – Goodwill and Other – Internal Use Software, but these are limited in quantum as we are constantly and regularly making enhancements to our technology platform and do not consider appropriate to be capitalized. Capitalized costs are generally amortized over a three-year period commencing on the date that the specific software product is placed in service. We believe that continued investment in our platform is important for our growth.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and related benefits costs for our employees involved in general corporate functions including finance, human resources and investor relations, as well as costs associated with the use by these functions of software and equipment. All rent, insurance and other occupancy costs are also included in general and administrative expenses as are professional and outside services related to legal, audit and other services.

Results of Operations

Comparison of Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021

The following tables set forth our results of operations for the periods indicated:

	Three Months Ended June 30,
	2022	2021	Increase (decrease)	%
	(in thousands)
Revenue	$6,584	$5,804	$780	13%
Cost of revenue	1,998	1,865	133	7%
Gross profit	4,586	3,939	647	16%
Operating expenses:
Selling, servicing and marketing	3,105	2,449	656	27%
Technology and software development	2,910	1,811	1,099	61%
General and administrative	3,790	1,128	2,662	236%
Depreciation expense	64	6	58	nm
Total operating expenses	9,869	5,394	4,475	83%
Loss from operations	(5,283)	(1,455)	(3,828)	263%
Interest income	—	1	(1)	nm
Interest expense	(219)	—	(219)	nm
Change in fair value of warrants	2,880	—	2,880	nm
Change in fair value of senior secured convertible note	11	—	11	mm
Net loss before taxes	(2,611)	(1,454)	(1,157)	80%
Provision for income taxes	—	—	—	—
Net loss before taxes	$(2,611)	$(1,454)	$(1,157)	80%
nm-not meaningful
Revenues. Revenues increased to $6.6 million for the three months ended June 30, 2022, representing a 13% increase compared with the same period in 2021. Our subscription revenue was $4.9 million for the three months ended June 30, 2022 compared with $3.7 million in the same quarter in 2021, representing 35% year over year growth. The excess use revenue declined by 32% year over year due to the weaker economy and the fact that some excess use revenue in the comparable prior period had converted into recurring subscription revenues due to clients upgrading their subscriptions. Our revenue from Brands clients increased by 63% year over year and was $248,000 in the three months ended June 30, 2022, as compared to $152,000 for the three months ended June 30, 2021.

The Company's net revenue retention rate was 114% for the three months ended June 30, 2022, an increase from our net revenue retention rate of 93% for the same period in 2021, with the ratio continuing to exceed our target of 100% as a result of subscription upgrades and growth exceeding the value of lost and downgraded subscriptions.

SpringBig's revenue growth has not yet been significantly impacted by the legislation adopted in 2020 and 2021 in New Jersey, Connecticut and New York, as there tends to be a lag between the adoption of legislation and significant revenue generation for the Company.

Gross Profit. Gross profit increased to $4.6 million for the three months ended June 30, 2022 from $3.9 million for the three months ended June 30, 2021, representing a 16% increase. The cost of revenue increased by $133,000, representing a 7% increase, for the three months ended June 30, 2022. The increase was primarily due to the increasing volume of communication messages distributed by clients, with a total of approximately 480 million messages in the quarter ending June 30, 2022, which constitutes an increase of 23 million messages, or 5% higher than in the same period last year. The percentage increase in cost of revenue is lower than our revenue growth over the same period and therefore our gross margin percentage increased from 68% for the quarter ended June 30, 2021 to 70% for the same period in 2022, or by 2%.

Operating Expenses. Our operating expenses increased by $4.5 million, or 83%, for the quarter ended June 30, 2022 compared with the same period in 2021.

Selling, servicing and marketing expenses increased by $656,000, or 27%, for the quarter ended June 30, 2022, compared to the same period in 2021. As we continue to scale the business, we have continued to increase the scale of our sales, service and marketing operations, and in particular grew the number of employees in our Toronto office and in our client support organization when comparing the quarter ending June 30, 2022 with the same three months in the prior year.

Technology and software development expenses increased by $1.1 million, or 61%, for the quarter ended June 30, 2022, compared to the same period in 2021, with the increase being attributable to higher headcount primarily through using offshore contract engineering resources to enable an acceleration in the pace of developing and enhancing our software platform.

General and administrative expenses increased by $2.7 million, or 236%, for the quarter ended June 30, 2022, compared to the same period in 2021 due to additional rent expense, including the expansion of our office in Toronto, higher personnel-related costs as we increased headcount and additional expenses related to preparing for and becoming a publicly listed company, specifically relating to legal, accounting and auditing fees and directors’ and officers’ liability insurance premiums.

Depreciation expenses primarily consist of depreciation on computer equipment, furniture and fixtures, leasehold improvements, and amortization of purchased intangibles. Depreciation expenses increased to $64,000 for the quarter ended June 30, 2022 compared to $6,000 in the same period in 2021.

Interest Expense. Interest expense was $219,000 in the quarter ended June 30, 2022 due to interest payable on the Convertible Notes issued in February 2022 until the repayment of such notes through the issuance of common stock on June 14, 2022 on closing of the merger.

Change in fair value of warrants. The liability relating to warrants issued by SpringBig is included on the balance sheet at the market value prevailing at the end of the accounting period and any change in value is reported in the income statement. As at June 30, 2022, the market value of the public warrants, which are listed on the Nasdaq stock exchange was $0.101 per warrant compared with $0.281 at June 14, 2022, the date of closing the business combination, the reduction in and the resulting change in value was $2.9 million.

Comparison of Six Months Ended June 30, 2022 and Six Months Ended June 30, 2021

The following tables set forth our results of operations for the periods indicated:

	Six Months Ended June 30,
	2022	2021	Increase (decrease)	%
	(in thousands)
Revenue	$12,948	$11,013	$1,935	18%
Cost of revenue	3,841	3,459	382	11%
Gross profit	9,107	7,554	1,553	21%
Operating expenses:
Selling, servicing and marketing	6,048	4,520	1,528	34%
Technology and software development	5,547	3,376	2,171	64%
General and administrative	5,444	2,220	3,224	145%
Depreciation expense	123	12	111	nm
Total operating expenses	17,162	10,128	7,034	69%
Loss from operations	(8,055)	(2,574)	(5,481)	213%
Interest income	—	2	(2)	nm
Interest expense	(312)	—	(312)	nm
Change in fair value of warrants	2,880	—	2,880	nm
Change in fair value of senior secured convertible note	11	—	11	nm
Net loss before taxes	(5,476)	(2,572)	(2,904)	113%
Provision for income taxes	—	—	—	—
Net loss before taxes	$(5,476)	$(2,572)	$(2,904)	113%
nm - not meaningful

Revenues. Revenues increased to $12.9 million for six months ended June 30, 2022, representing an 18% increase compared with the same period in 2021. Our subscription revenue was $9.6 million for the six months ended June 30, 2022 compared with $7.1 million in the same period in 2021, representing 35% year over year growth. The excess use revenue declined by 21% year over year due to the weaker economy and the fact that some prior year excess use revenue has now converted into recurring subscription revenues due to clients upgrading their subscriptions. Our revenue from Brands clients increased by 54% year over year and was $437,000 in the six months ended June 30, 2022, as compared to $284,000 for the six months ended June 30, 2021.

Gross Profit. Gross profit increased to $9.1 million for the six months ended June 30, 2022 from $7.6 million for six months ended June 30, 2021, representing a 21% increase. The cost of revenue increased by $382,000, representing an 11% increase, for the six months ended June 30, 2022. The increase was primarily due to the increasing volume of communication messages distributed by clients, with a total of approximately 915 million messages during the six months ended June 30, 2022, representing an increase of 64 million, or 8% higher, than in the same period last year. The percentage increase in cost of revenue is lower than our revenue growth over the same period and therefore our gross margin percentage increased by almost 2% compared with the same period in 2021 to 70% for the six months ended June 30, 2022.

Operating Expenses. SpringBig continues to prioritize revenue growth while ensuring expenses are managed in an appropriate manner to ensure we are able to handle the growth with appropriate personnel, infrastructure and processes and also ensuring net loss is maintained within an acceptable range.

Our operating expenses increased by $7.0 million, or 69%, for the six months ended June 30, 2022 compared with the same period in 2021.

Selling, servicing and marketing expenses increased by $1.5 million, or 34%, for the six months ended June 30, 2022, compared to the same period in 2021. As we continue to scale the business, we have continued to increase the scale of our sales, service and marketing operations, and in particular grew the number of employees in our Toronto office and in our client support organization when comparing the six months ended June 30, 2022 with the same six months in the prior year.

Technology and software development expenses increased by $2.2 million, or 64%, for six months ended June 30, 2022, compared to the same period in 2021, with the increase being attributable to higher headcount primarily through using offshore contract engineering resources to enable an acceleration in the pace of developing and enhancing our software platform.

General and administrative expenses increased by $3.2 million, or 145%, for the six months ended June 30, 2022, compared to the same period in 2021 due to additional rent expense, including the expansion of our office in Toronto, higher personnel-related costs as we increased headcount and additional expenses related to preparing for and becoming a publicly listed company, specifically relating to legal, accounting and auditing fees and directors’ and officers’ liability insurance premiums.

Depreciation expenses primarily consist of depreciation on computer equipment, furniture and fixtures, leasehold improvements, and amortization of purchased intangibles. Depreciation expenses increased to $123,000 for the six months ended June 30, 2022 compared to $12,000 in the same period in 2021.

Interest Income (Expense). Interest expense was $312,000 in the six months ended June 30, 2022 due to interest payable on the Convertible Notes issued in February 2022 until the repayment of such notes on June 14, 2022 on closing of the merger; whereas in the six months ended June 30, 2021 we accrued interest income of $2,000 on cash balances held by the Company.

Change in fair value of warrants. The liability relating to warrants issued by SpringBig is included on the balance sheet at the market value prevailing at the end of the accounting period and any change in value is reported in the income statement. The movement for the six months ended June 30, 2022 is the same as in the second quarter since it represents the change in value between the date of the business combination, namely June 14, 2022 and June 30, 2022.

Liquidity & Capital Resources

We have incurred net losses since inception, and experienced negative cash flows from operations. Prior to the business combination, we financed our operations and capital expenditures primarily through the private sales of equity securities and revenue. Our primary uses of cash in the short-term are to fund our operations as we continue to grow our business.

In connection with the execution of the merger agreement in November 2021, Legacy SpringBig and TCAC entered into subscription agreements, pursuant to which certain investors (the “PIPE Investors”) agreed to purchase an aggregate of 1,310,000 shares of common stock of the combined company, for $10.00 per share, for an aggregate purchase price of $13,100,000. On February 25, 2022, SpringBig entered into convertible notes (the "Convertible Notes”) with certain of the PIPE Investors for a principal sum of $7.0 million in aggregate. On the closing of the merger, the outstanding principal balance of the Convertible Notes became due and payable and was satisfied, along with the interest due on such notes, by the issuance to holders of such notes shares of the Company’s common stock and the remainder of the investment from the PIPE Investors was funded and paid to the Company.

Additionally, following the execution of the merger agreement, we and TCAC entered into certain incremental financing agreements: (a) certain institutional investors (the “Investor”) have agreed, through a securities purchase agreement with TCAC (the “Notes and Warrants Purchase Agreement”), to purchase up to $22.0 million of 6% Senior Secured Original Issue Discount Convertible Notes due 2024 (the “Secured Convertible Notes”) (of which $16 million in principal amount have been subscribed to) and a number of warrants equal to one-half of the principal amount of notes divided by the volume weighted average price on the trading day prior to the closing date of such sale (the “Investor Warrants”) to be sold in two tranches, see also Note 10, Senior Secured Convertible Notesto the consolidated financial statements for further information; and (c) an equity line facility (the “Facility”) between CF Principal Investments LLC (“Cantor”) and the Company for up to $50.0 million in aggregate gross purchase price of newly issued shares of our common stock after the closing of the business combination.

The first tranche of Secured Convertible Notes closed upon completion of the merger, and the second tranche will close 60 days after the effective date of a resale registration statement covering the resale of the shares of our common stock underlying the Secured Convertible Notes and the Investor Warrants issued in the first tranche or at such time as is agreed between the Company and the investors. As of the date hereof, there is one existing institutional investor (the “Investor”) that has subscribed for a total of $16.0 million principal amount of Secured Convertible Notes, $5.0 million of which is subject to meeting the conditions necessary to close the second tranche. There can be no guarantees that additional investors will subscribe for the remaining $6.0 million principal amount of Secured Convertible Notes and therefore SpringBig may not receive the entire $22.0 million principal amount of Secured Convertible Notes under the Notes and Warrants Purchase Agreement. Further, we believe the likelihood that the Investor will exercise the Investor Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our shares of common stock. If the trading price for our shares of common stock is less than $12.00 per share (or the adjusted exercise price in the event of dilutive issuances), we believe the Investor will be unlikely to exercise their warrants. Accordingly, there is no assurance that the Investor will elect to exercise any or all of the Investor Warrants and, accordingly, no assurance that we will receive any proceeds from the exercise of the Investor Warrants.

The Company may, from time to time at its option, sell to Cantor newly issued shares of common stock pursuant to the terms of the Facility. The use of the Facility under the agreement with Cantor is subject to certain conditions, including the effectiveness of a registration statement relating to the resale of the common stock issuable under the Facility. Therefore, funds from the $50.0 million gross purchase price will not be immediately available, if at all, to SpringBig, and there can be no assurances that the Facility will be available to the Company at all times during its terms or that such purchase price will ever become available.

The following table summarizes our cash , accounts receivable and working capital at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$14,179	$2,227
Accounts receivable, net	3,597	3,045
Working capital	14,025	3,979

We believe that the balance of cash, which was $14.2 million as of June 30, 2022, will be sufficient to satisfy our operating cash requirements over the next twelve months and beyond. This estimate is based on our current business plan and expectations and assumptions in light of current macroeconomic conditions. We have based these estimates on assumptions that may prove to be wrong and could use our available capital resources sooner than we currently expect, and future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q. Although we are not currently a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity financing, incur indebtedness, or use cash resources. We have no present understandings, commitments or agreements to enter into any such acquisitions.

To the extent existing cash and investments and cash from operations are not sufficient to fund future activities, we may need to raise additional funds. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness may have rights that are senior to holders of our equity securities and could contain covenants that restrict operations. Any additional equity financing may be dilutive to stockholders. Further, the Secured Convertible Notes also contain a number of restrictive covenants that may impose significant restrictions on obtaining future financings, including restrictions on SpringBig’s ability to do any of each following while the Secured Convertible Notes remain outstanding: (i) incurring additional indebtedness and guaranteeing indebtedness; (ii) incurring liens or allowing mortgages or other encumbrances; (iii) prepaying, redeeming, or repurchasing certain other debt; (iv) paying dividends or making other distributions or repurchasing or redeeming its capital stock; (v) selling assets or entering into or effecting certain other transactions (including a reorganization, consolidation, dissolution or similar transaction or selling, leasing, licensing, transferring or otherwise disposing of assets of the Company or its subsidiaries); (vi) issuing additional equity (outside of the equity facility, issuances under our equity compensation plan and other limited exceptions until a resale registration statement registering all of the common stock underlying the notes and warrants with the Investor is declared effective by the SEC); (vii) entering into variable rate transactions (exclusive of the equity facility); and (viii) adopting certain amendments to our governing documents, among other restrictions. In addition, the noteholders have the right, for 18 months following the first closing of the notes and warrants with the Investor, to purchase up to 30% of the securities we may offer in subsequent financings. . Accordingly, we may be limited in our ability to raise additional capital on acceptable terms or at all within such limitations. Such restrictions may be waived by consent of the noteholder.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	$(4,952)	$(2,452)
Investing activities	(363)	(317)
Financing activities	17,267	—
Increase (decrease) in cash and cash equivalents	$11,952	$(2,769)

Operating Activities

Cash used in operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation and amortization, non-cash stock compensation expenses, changes in the fair value of financial instruments and the effect of changes in working capital and other activities.

In the six months ended June 30, 2022, the net loss was $5.5 million and the cash used in operating activities was $5.0 million. The difference of $500,000 is due to $1.6 million in non-cash items partially mitigating a $2.1 million movement in working capital. The working capital movement is primarily due to directors and officers insurance incurred as a public company.

compared with the loss from operations of $8.1 million, with the difference of $900,000 being due to non-cash items of depreciation, amortization and stock compensation expense of $1,226,000 and movements in working capital of $500,000.

In the six months ended June 30, 2021, the net loss and loss from operations was $2.6 million and cash used in operating activities was $2.5 million.

Investing Activities

SpringBig has low capital investment requirements, with our needs comprising primarily computer equipment and office furniture and related items. Cash used in investing activities was $363,000 for the six months ended June 30, 2022. The $317,000 for the six months ended June 30, 2021 includes $122,000 paid in association with the acquisition of Beaches Development Group in Canada.

Financing Activities

During the six months ended June 30, 2022, the net cash provided by financing activities was $17.3 million representing the amount resulting from the issuance of new common stock pursuant to the PIPE Financing and the from the Secured Convertible Notes at the closing of the business combination with Tuatara, net of costs associated with the transaction.

Off-Balance Sheet Arrangements

At June 30, 2022, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, software development costs, income taxes and equity-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the Company's audited consolidated financial statements and accompanying notes included in the Company’s Registration Statement on Form S-1 filed with the SEC on July 22, 2022 and the and consolidated Financial Statements and Notes thereto included in Tuatara Capital Acquisition Corporation's Report on Form 10-K for the fiscal year ended December 31, 2021.

Recent Accounting Pronouncements

See the section titled “Summary of Significant Accounting Policies” in Note 2 of the notes to our unaudited condensed consolidated financial statements included in this Report for more information.

Emerging Growth Company and Smaller Reporting Company Status

Section 107 of the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Section 107 of the JOBS Act provides that any decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. We have elected to use this extended transition period under the JOBS Act.

We are also a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have operations within the United States and limited operations with customers located in Canada, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes, inflation and exchange rate charges. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.

Interest Rate Fluctuation Risk

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio's fair value is relatively insensitive to interest rate changes. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Exchange Rate Risk

We have operations in Toronto, Canada and customers located in Canada. Given our reporting currency is US dollars, this results in exchange rate translation risk. The effect is minimized by matching our Canadian income and expense with our Canadian customers being invoiced in their local currency. The exchange rate risk to our financial statements is immaterial.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based on certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

For a description of developments to legal proceedings during the six months ended June 30, 2022, see "Litigation" under Note 14, "Commitments and Contingencies" to our consolidated financial statements.

Item 1A. Risk Factors

Our business involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q, as well as the risks, uncertainties and other information set forth in the reports and other materials filed or furnished by us with the SEC. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, prospects, results of operations, financial condition and cash flows.

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Quarterly Report on Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Quarterly Report on Form 10-Q in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

•We have a relatively short operating history in a rapidly evolving industry and a history of losses, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful. As our costs increase, we may not be able to generate sufficient revenue to become profitable or maintain profitability in the future.

•If we do not successfully develop and deploy new software, platform features or services to address the needs of our clients, if we fail to retain our existing clients or acquire new clients, and/or if we fail to expand effectively into new markets, our revenue may decrease and our business may be harmed.

•Federal law enforcement may deem our clients to be in violation of U.S. federal law, and, in particular the CSA. A change in U.S. federal policy on cannabis enforcement and strict enforcement of federal cannabis laws against our clients would undermine our business model and materially affect our business and operations.

•Some of our clients currently and in the future may not be in compliance with licensing and related requirements under applicable laws and regulations. We further cannot ensure that our clients will conduct their business in a way that complies with all laws. Allowing unlicensed or noncompliant businesses to access our platform and services, or allowing businesses to use our solutions in a noncompliant manner, may subject us to legal or regulatory enforcement and negative publicity, which could adversely impact our business, operating results, financial condition, brand and reputation.

•Our business is dependent on U.S. state laws and regulations and Canadian federal and provincial laws and regulations pertaining to the cannabis industry, its continued legalization, and the rapid changes in applicable laws and regulations may increase the risk that we will not be successful. We are subject to various standards, laws and regulations and any actual or perceived failure to comply with such obligations could harm our business.

•Our business is dependent on the market acceptance of cannabis consumers and negative trends could adversely affect our business operations.

•Our business is highly dependent upon our brand recognition and reputation, and any erosion or degradation of our brand recognition or reputation would likely adversely affect our business and operating results.

•We currently face intense competition in marketing and advertising services available to our clients, and we expect competition to further intensify as the cannabis industry continues to evolve.

•If we fail to predict and/or manage our growth effectively, our brand, business and operating results could be harmed.

•If we are unable to recruit, train, retain and motivate key personnel, we may not achieve our business objectives.

•If our current marketing model is not effective in attracting new clients, we may need to employ higher-cost sales and marketing methods to attract and retain clients, which could adversely affect our profitability.

•We may be unable to scale and adapt our existing technology and network infrastructure in a timely or effective manner to ensure that our platform is accessible, which would harm our reputation, business and operating results.

•Real or perceived errors, failures, or bugs in our platform or cyber security breaches, unauthorized access or other events could adversely affect our operating results and growth prospects and/or subject us to significant liability.

•The impact of global, regional or local economic and market conditions or events may adversely affect our business, operating results and financial condition.

•Fluctuations in our quarterly and annual operating results may adversely affect our business and prospects.

•Investors should not rely on outdated financial projections.

•We may improve our products and solutions in ways that forego short-term gains.

•Future investments in our growth strategy, including acquisitions, could disrupt our business and adversely affect our operating results, financial condition and cash flows.

•We may need to raise additional capital, which may not be available on favorable terms, if at all, causing dilution to our stockholders, restricting our operations or adversely affecting our ability to operate our business. Further, we may be unable to obtain such financing.

•Our obligations to the holder of our Secured Convertible Notes and Investor Warrants are secured by a security interest in substantially all of our assets, so if we default on those obligations, the noteholders could foreclose on, liquidate and/or take possession of our assets. If that were to happen, we could be forced to curtail, or even to cease, our operations. Such notes and warrants also restrict our ability obtain additional debt and equity financing, which may restrict our ability to grow and finance our operations.

•We may be subject to potential adverse tax consequences.

•Changes in accounting standards or other factors could negatively impact our future effective tax rate.

•Cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability to execute our business plan.

•Our business and our clients are subject to a variety of U.S. and foreign laws regarding financial transactions related to cannabis, which could subject our clients to legal claims or otherwise adversely affect our business.

•We are dependent on our banking relations, and we may have difficulty accessing or consistently maintaining banking or other financial services due to our connection with the cannabis industry.

•Due to our involvement in the cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business and/or in enforcing certain of our commercial contracts, which may expose us to additional risk and financial liability.

•We may in the future be, subject to disputes and assertions by third parties with respect to alleged violations of intellectual property rights. These disputes could be costly to defend and could harm our business and operating results.

•Some of our solutions contain open source software, which may pose particular risks to our proprietary software and solutions.

•The success of our business heavily depends on our ability to protect and enforce our intellectual property rights.

•If our performance does not meet market expectations, the price of our securities may decline and the market for our securities may be volatile.

•We do not intend to pay cash dividends for the foreseeable future.

•We may be subject to securities litigation, which is expensive and could divert management attention.

•A significant portion of our total outstanding shares may be issued and/or sold into the market in the near future. This would result in dilution to existing shareholders and could cause the market price of our shares of common stock to drop significantly, even if our business is doing well.

•We may amend the terms of our public and private warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of common stock purchasable upon exercise of a warrant could be decreased, all without the approval of all securityholders.

•We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

•We have and will continue to incur increased costs as a result of operating as a public company and our management has and will continue to devote a substantial amount of time to new compliance initiatives.

•Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on our business.

Risks Related to Our Business and Industry

We have a relatively short operating history in a rapidly evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful. As our costs increase, we may not be able to generate sufficient revenue to maintain profitability in the future.

We have a relatively short operating history in a quickly evolving industry that may not develop as we anticipate, if at all. Both our relatively short operating history and the pace of dramatic change in the cannabis industry, and the complex regulatory regime applicable to it, makes it difficult to assess our future prospects, and you should evaluate our business in light of the risks and difficulties we may encounter as the industry continues to evolve. While our revenue has grown in recent periods, this growth may not be sustainable due to a number of factors, including the maturation of our business, increased competition and the eventual decline in the number of new major geographic markets in which the sale of cannabis is permitted and to which we have not already expanded. We may not be able to generate sufficient revenue to achieve and sustain profitability. Additionally, we expect our costs to increase in future periods as we expend substantial financial and other resources on, among other things:

•sales and marketing, including continued investment in our current marketing efforts and future marketing initiatives;

•successfully compete with existing and future providers of other forms of marketing and customer engagement;

•managing complex, disparate and rapidly evolving regulatory regimes imposed by U.S. and Canadian federal, state and provincial, local and other non-U.S. governments around the world applicable to cannabis and cannabis-related businesses;

•executing our growth strategy;

•hire, integrate and retain talented sales and other personnel;

•expansion domestically and internationally in an effort to increase our client usage, client base, retail locations we serve, and our sales to our clients;

•development of new products and services, and increased investment in the ongoing development of our existing products and services;

•continuing to invest in scaling our business, particularly around client success and engineering;
•
•avoiding interruptions or disruptions in our platform or services; and

•general administration, including a significant increase in legal and accounting expenses related to public company compliance, continued compliance with various regulations applicable to cannabis industry businesses and other work arising from the growth and maturity of our company.

These expenditures may not result in additional revenue or the growth of our business. If we fail to continue to grow revenue or to sustain profitability, the market price of our securities could decline, and our business, operating results and financial condition could be adversely affected.

If we do not successfully develop and deploy new software, platform features or services to address the needs of our clients, our business, financial condition, and results of operations could suffer.

Our success has been based on our ability to design software, platform features and services that address the needs of our clients. We spend substantial amounts of time and money researching and developing new technologies and enhanced versions of existing platform features, as well as new features, to meet our clients’ rapidly evolving needs. As consumers and clients demand comprehensive data analysis from platforms such as us, in conjunction with their point-of-sale providers, our ability to integrate with a client’s POS system and other third party technology integrations may become increasingly important. If we are unable to arrange or complete new integrations, or improve our existing integrations, we may lose market share to competitors. There is no assurance that enhancements to our software, platform features or new services or capabilities will be compelling to our clients or gain market acceptance. If our research and development investments do not accurately anticipate market demand or if we fail to develop our software, platform features or services in a manner that satisfies client preferences in a timely and cost-effective manner, we may fail to retain our existing clients or increase demand for our services.

The introduction of new products and services by competitors or the development of entirely new technologies to replace existing service offerings could make our platforms obsolete or adversely affect our business, financial condition, and results of operations. We may experience difficulties with software development, design, or marketing that delay or prevent our development, introduction or implementation of new platforms, platform features or capabilities, or cause errors to arise with our existing software. We have in the past experienced delays in our internally planned release dates of new features and capabilities, and there can be no assurance that new platforms, platform features, or capabilities will be released according to schedule. Any delays or other disruptions could result in adverse publicity, loss of revenue or market acceptance, or claims by consumers or suppliers brought against us, any of which could harm our business. Moreover, the design and development of new platforms or new platform features and capabilities to our existing platform may require substantial investment, and we have no assurance that such investments will be successful. If consumers in the market do not widely adopt our new platforms, platform features, and capabilities, we may not be able to realize a return on our investment and our business, financial condition, and results of operations may be adversely affected.

If we fail to retain our existing clients and consumers or to acquire new clients and consumers in a cost-effective manner, our revenue may decrease and our business may be harmed.

We compete in a dynamic, innovative, and fairly new market, which we expect will continue to evolve rapidly. We believe that our success is dependent on our ability to continue identifying and anticipating the needs of our clients and, in turn, their consumers, and retaining our existing clients and adding new clients. While we have historically been able to grow and retain our client base, we may grow more slowly than we expect or than we have grown in the past. Our ability to retain clients depends in part on our ability to create and maintain high levels of client satisfaction, which we may not always be capable of providing, including for reasons outside of our control. Any decrease in client satisfaction or other change negatively affecting our ability to retain clients could result in a rapid, concentrated impact to our results going forward. Therefore, our failure to retain existing clients, even if such losses are offset by an increase in revenue resulting from the acquisition of new clients, could have an adverse effect on our business and operating results.

If we fail to expand effectively into new markets, our revenue and business will be adversely affected.

While a key part of our business strategy is to add clients in our existing geographic markets, we intend to expand our operations into new markets if and as cannabis continues to be legalized in new markets. Any such expansion places us in competitive markets with which we may be unfamiliar, requires us to analyze the potential applicability of new and potentially complicated regulations regarding the usage, sale and marketing of cannabis, and involves various risks, including the need to invest significant time and resources and the possibility that returns on such investments will not be achieved for several years, if at all. As a result of such expansion, we may incur losses or otherwise fail to enter new markets successfully. In attempting to establish a presence in new markets, we expect to incur significant expenses and face various other challenges, such as expanding our compliance efforts to cover those new markets. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these expenses. Our current and any future expansion plans will require significant resources and management attention.

We have a history of losses and may not achieve profitability in the future.

SpringBig is an early-stage company with a history of losses. SpringBig may not achieve or maintain profitability in the future. We may continue to incur net losses in the future, and such losses may fluctuate significantly from quarter to quarter. We will need to generate and sustain significant revenue for our business generally, and achieve greater scale and generate greater operating cash flows from our customer contracts in particular, in future periods in order to achieve and maintain profitability. We also expect general and administrative expenses to increase to meet the increased compliance and other requirements associated with operating as a public company and evolving regulatory requirements.

Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. We may continue to incur significant losses, and we may not achieve or maintain future profitability, due to a number of reasons, including the risks described in this report, unforeseen expenses, difficulties, complications and delays, and other unknown events. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations, this could make it difficult for you to evaluate our current business and our future prospects and may have a material adverse effect on our business, financial condition and results of operations.

Federal law enforcement may deem our clients to be in violation of U.S. federal law, and, in particular the CSA. A change in U.S. federal policy on cannabis enforcement and strict enforcement of federal cannabis laws against our clients would undermine our business model and materially affect our business and operations.

U.S. federal law, and more specifically the CSA, proscribes the cultivation, processing, distribution, sale, advertisement and possession of cannabis. As a result, U.S. federal law enforcement authorities, in their attempt to regulate the illegal or unauthorized production, distribution, promotion, sale, possession, or use of cannabis, may seek to bring criminal actions against our clients under the CSA. If our clients are found to be violating U.S. federal law relating to cannabis, they may be subject not only to criminal charges and convictions, but also to forfeiture of property, significant fines and penalties, disgorgement of profits, administrative sanctions, cessation of business activities, or civil liabilities arising from proceedings initiated by either the U.S. government or private citizens. Any of these actions or consequences on our clients could have a material adverse effect on our business, operating results or financial condition, or could force us to cease operations, and as a result, our investors could lose their entire investment.

Further, to the extent any law enforcement actions require us to respond to subpoenas, or undergo search warrants, for client records, cannabis businesses could elect to cease using our products and services. Until the U.S. federal government changes the laws with respect to cannabis, and particularly if the U.S. Congress does not extend the Omnibus Spending Bill’s protection of state medical cannabis programs, described below, to apply to all state cannabis programs, U.S. federal authorities could more strictly enforce current federal prohibitions and restrictions. An increase in federal enforcement against companies licensed under state cannabis laws could negatively impact the state cannabis industries and, in turn, our business, operating results, financial condition, brand and reputation.

Some of our clients currently and in the future may not be in compliance with licensing and related requirements under applicable laws and regulations. Allowing unlicensed or noncompliant businesses to access our platform and services, or allowing businesses to use our solutions in a noncompliant manner, may subject us to legal or regulatory enforcement and negative publicity, which could adversely impact our business, operating results, financial condition, brand and reputation. In addition, allowing businesses that engage in false or deceptive advertising practices to use our solutions may subject us to negative publicity, which could have similar adverse impacts on us.

While we have instituted policies and procedures in connection with the verification and periodic screening of the licensing status of our clients operating cannabis retail businesses (and our contracts with clients generally provide for client representations relating to compliance, termination of services in the case of client noncompliance, and client indemnification obligations), some of our clients currently and in the future may not be in compliance with licensing and related requirements under applicable state laws and regulations. There could be legal enforcement actions against unlicensed or insufficiently licensed entities selling cannabis, which could negatively impact us.

Any legal or regulatory enforcement against us based on our platform, the content provided by clients, the marketing campaigns created by clients on our platform or noncompliance by our clients with licensing and other legal requirements, could subject us to various risks, including monetary penalties and/or required changes to our platform or business model, and would likely cause us to experience negative publicity. Any of these developments could materially and adversely impact our business, operating results, financial condition, brand, and reputation.

We generally do not, and cannot, ensure that our clients will conduct their business activities in a manner compliant with the complex, disparate and constantly evolving regulations and requirements affecting the legal cannabis industry. As a result, federal, state, provincial or local government authorities may seek to bring criminal, administrative or regulatory enforcement actions against our clients, which could have a material adverse effect on our business, operating results or financial conditions, or could force us to cease operations.

While our solutions provide features to support our clients’ compliance with certain regulations and other legal requirements applicable to the cannabis industry, and we have policies and procedures regarding the verification and periodic screening of the licensing status of our clients, we generally do not, and cannot, ensure that at all times our clients will conduct their business activities in a manner compliant with such regulations and requirements, in whole or in part. Their legal noncompliance could result in regulatory and even criminal actions against them, which could lead to a material adverse impact on our business and operating results or financial condition, and as a result, our investors could lose their entire investment. For additional information, see the other risk factors in this section, including “Some of our clients currently and in the future may not be in compliance with licensing and related requirements under applicable laws and regulations. Allowing unlicensed or noncompliant businesses to access our platform and services, or allowing businesses to use our solutions in a noncompliant manner, may subject us to legal or regulatory enforcement and negative publicity, which could adversely impact our business, operating results, financial condition, brand and reputation. In addition, allowing businesses that engage in false or deceptive advertising practices to use our solutions may subject us to negative publicity, which could have similar adverse impacts on us.”

Our business is dependent on U.S. state laws and regulations and Canadian federal and provincial laws and regulations pertaining to the cannabis industry.

Although the federal CSA classifies cannabis as a Schedule I controlled substance, many U.S. states have legalized cannabis to varying degrees. In addition, the enactment of the Cannabis Act legalized the commercial cultivation and processing of cannabis for medical and adult-use purposes in Canada and created a federal legal framework for controlling the production, distribution, promotion, sale and possession of cannabis. The Cannabis Act also provides the provinces and territories of Canada with the authority to regulate other aspects of adult-use cannabis, such as distribution, sale, minimum age requirements (subject to the minimum set forth in the Cannabis Act), places where cannabis can be consumed, and a range of other matters. The governments of every Canadian province and territory have implemented regulatory regimes for the distribution and sale of cannabis for recreational purposes. In addition, subsection 23(1) of the Cannabis Act provides that it is prohibited to publish, broadcast or otherwise disseminate, on behalf of another person, with or without consideration, any promotion that is prohibited by a number of sections of the Cannabis Act. The Cannabis Act therefore includes provisions that could apply to certain aspects of our business, both directly to the solutions we provide and indirectly on account of any noncompliance by those who use our offerings. However, as the Cannabis Act has been recently enacted, there is a lack of available interpretation, application and enforcement of the provisions that may be relevant to digital platforms such as ours, and as a result, it is difficult to assess our potential exposure under the Cannabis Act.

Laws and regulations affecting the cannabis industry in U.S. states and Canada are continually changing. Any change or even the speed of changes could require us to incur substantial costs associated with compliance or alter our business plan, and could detrimentally affect our operations, revenue, and profitability. The commercial cannabis industry is still a young industry, and we cannot predict the impact of the compliance regime to which it may be subject. We will incur ongoing costs and obligations related to regulatory compliance, and such costs may prove to be material. Failure to comply with regulations may result in additional costs for corrective measures, penalties or restrictions on our operations. In addition, changes in regulations, more vigorous enforcement thereof, or other unanticipated events could require extensive changes to our operations or increased compliance costs or give rise to material liabilities, which could have a material adverse effect on us.

Given the concentration of our revenue from the sale of access to our platforms and services, any increase in the stringency of any applicable laws, including U.S. state, or Canadian federal, provincial or territorial, laws and regulations relating to cannabis, or any escalation in the enforcement of such existing laws and regulations against the current or putative cannabis industry within any jurisdiction, could negatively impact the profitability or viability of cannabis businesses in such affected jurisdictions, which in turn could materially adversely affect our business and operating results.

In addition, although we have not yet been required to obtain any cannabis license as a result of existing cannabis regulations, it is possible that cannabis regulations may be enacted in the future that will require us to obtain such a cannabis license or otherwise seek to substantially regulate our business. U.S. and Canadian federal, state, provincial, local and other non-U.S. jurisdictions’ cannabis laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. Our failure to adequately manage the risk associated with future regulations and adequately manage future compliance requirements may adversely affect our business, our status as a reporting company and our public listing. Further, any adverse pronouncements from political leaders or regulators about businesses related to the legal cannabis industry could adversely affect the price of our securities.

The rapid changes in the cannabis industry and applicable laws and regulations make predicting and evaluating our future prospects difficult, and may increase the risk that we will not be successful.

The cannabis industry − and the complex regulatory regime applicable to it − is evolving rapidly and may develop in ways that we cannot anticipate. The recently accelerated pace of dramatic change in the cannabis industry makes it difficult to assess our future prospects, and you should evaluate our business in light of the risks and difficulties we may encounter as the industry continues to evolve. These risks and difficulties include:

•managing complex, disparate and rapidly evolving regulatory regimes imposed by U.S. and Canadian federal, state and provincial, local and other non-U.S. governments around the world applicable to cannabis and cannabis-related businesses;
•adapting to rapidly evolving trends in the cannabis industry and the way consumers and cannabis industry businesses interact with technology;
•maintaining and increasing our base of clients;
•continuing to preserve and build our brand while upgrading our existing offerings;
•successfully competing with existing and future participants in the cannabis marketing and advertisement market and related services;
•successfully attracting, hiring, and retaining qualified personnel to manage operations;
•adapting to changes in the cannabis industry if the sale of cannabis expands significantly beyond a regulated model, and commodification of the cannabis industry;
•successfully implementing and executing our business and marketing strategies;
•successfully expanding our business into new and existing cannabis markets; and
•successfully executing on our growth strategies.

If the demand for our platform and software solutions does not develop as we expect, or if we fail to address the needs of our clients or our client’s consumers, our business will be harmed. We may not be able to successfully address these risks and difficulties, which could harm our business and operating results.

Because our business is dependent, in part, upon continued market acceptance of cannabis by consumers, any negative trends in the market could adversely affect our business operations.

We are dependent on public support, continued market acceptance and the proliferation of consumers in the state-level and Canadian legal cannabis markets. While we believe that the market and opportunities in the space will continue to grow, we cannot predict the future growth rate or size of the market. Any downturns in, or negative outlooks on, the cannabis industry may adversely affect our business and financial condition.

Expansion of our business is dependent on the continued legalization of cannabis.

Expansion of our business is, in part, dependent upon continued legislative authorization, including by voter initiatives and referenda, of cannabis in various jurisdictions worldwide. Any number of factors could slow, halt, or even reverse progress in this area. Progress for the industry, while encouraging, is not assured. While there may be ample public support for legislative action in a particular jurisdiction, numerous factors could impact the legislative process, including lobbying efforts by opposing stakeholders as well as legislators’ disagreements about how to legalize cannabis as well as the interpretation, implementation, and enforcement of applicable laws or regulations.

Any one of these factors could slow or halt the legalization of cannabis, which would negatively impact our ability to expand our business. Additionally, the expansion of our business also depends on jurisdictions in which cannabis is currently legalized not narrowing, limiting or repealing existing laws legalizing and regulating cannabis, or altering the regulatory landscape in a way that diminishes the viability of cannabis businesses in those jurisdictions.

Our business is highly dependent upon our brand recognition and reputation, and any erosion or degradation of our brand recognition or reputation would likely adversely affect our business and operating results.

We believe that our business is highly dependent on the SpringBig brand identity and our reputation, which is critical to our ability to attract and retain clients and consumers. We also believe that the importance of our brand recognition and reputation will continue to increase as competition in the markets in which we operate continues to develop. Our success in this area will depend on a wide range of factors, some of which are within our control and some of which are not. The factors affecting our brand recognition and reputation that are within our control include the following:

•the efficacy of our marketing efforts;
•our ability to maintain a high-quality, innovative, and error- and bug-free platform and similarly high quality client service;
•our ability to maintain high satisfaction among clients (and our clients’ consumers);
•the quality and perceived value of our platforms and services;
•successfully implementing and developing new features and revenue streams;
•our ability to obtain, maintain and enforce trademarks and other indicia of origin that are valuable to our brand;
•our ability to successfully differentiate our platforms and services from competitors’ offerings;
•our ability to integrate with POS systems;
•our ability to provide our clients with accurate and actionable insights from the consumer data and feedback collected through our platform;
•our compliance with laws and regulations;
•our ability to address any environmental, social, and governance expectations of our various stakeholders;
•our ability to provide client support; and
•any actual or perceived data breach or data loss, or misuse or perceived misuse of our platforms.

In addition, our brand recognition and reputation may be affected by factors that are outside our control, such as:
•actions of competitors or other third parties;
•consumers’ experiences with retailers or brands using our platform;
•public perception of cannabis and cannabis-related businesses;
•positive or negative publicity, including with respect to events or activities attributed to us, our employees, partners or others associated with any of these parties;
•interruptions, delays or attacks on our platforms; and
•litigation or regulatory developments.

Damage to our reputation and loss of brand equity from one or more of the factors listed above may reduce demand for our platform and have an adverse effect on our business, operating results and financial condition. Moreover, any attempts to rebuild our reputation and restore the value of our brand may be costly and time-consuming, and such efforts may not ultimately be successful.

We currently face intense competition in marketing and advertising services available to our clients, and we expect competition to further intensify as the cannabis industry continues to evolve.

The cannabis marketing and software services market is rapidly evolving and is currently characterized by intense competition, due in part to relatively low barriers to entry. We expect competition to further intensify in the future as cannabis continues to be legalized and regulated, new technologies are developed and new participants enter the cannabis CRM and marketing solutions market. Competitors for individual components of our service platforms include businesses both within and outside of the cannabis industry. These include businesses focused on marketing and customer engagement, commerce and POS solutions, and SaaS or other technology solutions for brands and retailers. In addition, if legal market for cannabis becomes more accepted and/or the regulatory regime for cannabis evolves, it may eliminate existing barriers preventing our clients from using traditional marketing and advertising channels. This could result in increased competition in our industry from both products and solutions offered by internet search engines and advertising networks, like Google, social media platforms, like Instagram and Facebook, various other newspaper, television, media companies, outdoor billboard advertising, and online merchant platforms, as well as new participants entering into the cannabis CRM and marketing services market. Such potential competitors may have substantially greater financial, technical, and other resources than existing market participants. Additionally, as consumers and cannabis industry clients demand richer data, integrations with other cannabis industry participants such as point-of-sale providers may become increasingly important. If we are unable to complete such new integrations as quickly as our competitors, or improve our existing integrations based on legacy systems, we may lose market share to such competitors. Our current and future competitors may also enjoy other competitive advantages, such as greater name recognition, more varied or more focused offerings, better market acceptance, and larger marketing budgets.

Additionally, as the legalization of cannabis continues, cannabis cultivators, product manufacturers and distributors could experience consolidation as existing cannabis businesses seek to obtain greater market share and purchasing power and new entrants seek to establish a significant market presence. Consolidation of the cannabis markets could reduce the size of our potential client base and give remaining clients greater bargaining or purchasing power. This may in turn erode the prices for access to our services and platform and result in decreased margins. Further, heightened competition between cannabis businesses could ultimately have a negative impact on the viability of individual market participants, which could reduce or eliminate their ability to purchase our services and solutions.

If we are unable to compete effectively for any of these reasons, we may be unable to maintain our operations or develop our products and solutions, and as a result our business and operating results may be adversely affected.

If we fail to manage our growth effectively, our brand, business and operating results could be harmed.

We have experienced rapid organic growth in our operations, which places substantial demands on management and our operational infrastructure. To manage the expected growth of our operations and personnel, we expect we will be required to improve existing, and implement new systems, procedures and controls including, among others, financial and operational systems. We will also be required to expand our finance, administrative and operations staff. We intend to continue making substantial investments in our sales, service and marketing workforce. As we continue to grow, we must effectively integrate, develop and motivate a significant number of new employees, while maintaining the beneficial aspects of our existing corporate culture, which we believe fosters innovation, teamwork and a passion for our products and clients. In addition, our revenue may not grow at the same rate as the expansion of our business. There can be no assurance that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations or that management will be able to hire, train, retrain, motivate and manage required personnel. If we are unable to manage our growth effectively, the quality of our platform, efficiency of our operations, and management of our expenses could suffer, which could negatively impact our brand, business, profitability and operating results.

The growth of our business depends on our ability to accurately predict consumer trends, successfully offer new services, improve existing services and expand into new markets.

Our growth depends, in part, on our ability to successfully offer new platforms, products and services and improve and reposition our existing platforms and services to meet the requirements of our clients and their customers. This, in turn, depends on our ability to predict and respond to evolving consumer trends, demands and preferences. Our strategy is based on certain key trends and the projected growth of our key markets. However, historical trends may not be indicative of future trends and forecasts or estimated growth rates may not be accurate, in whole or part, or ever materialize. Further, underlying markets could decline, overall growth rates in our product categories could be slower than anticipated.

The offering of innovative new platforms, products and services and expansion into new offerings involves considerable costs. Any new platform, product or service offering may not generate sufficient consumer interest and sales to become profitable or to cover the costs of its development and promotion and, as a result, may reduce our operating income. In addition, any such unsuccessful effort may adversely affect our brand and reputation. If we are unable to anticipate, identify, develop or market new offerings, that respond to changes in consumer requirements and preferences, or if our new offerings fail to gain consumer acceptance, we may be unable to grow our business as anticipated, our sales may decline and our margins and profitability may decline or not improve. As a result, our business, financial condition, and results of operations may be materially and adversely affected.

If we are unable to recruit, train, retain and motivate key personnel, we may not achieve our business objectives.

Our future success depends on our ability to recruit, train, retain and motivate key personnel, including our CEO, Jeffrey Harris, our CFO, Paul Sykes, our CTO, Navin Anand, and certain other key members of management. Competition for qualified personnel in the technology industry is intense. Additionally, we face additional challenges in attracting, retaining and motivating highly qualified personnel due to our relationship to the cannabis industry, which is rapidly evolving and has varying levels of social acceptance. Any failure to attract, train, retain and motivate qualified personnel could materially harm our operating results and growth prospects.

If our current marketing model is not effective in attracting new clients, we may need to employ higher-cost sales and marketing methods to attract and retain clients, which could adversely affect our profitability.

We use our sales team to build relationships with our client base. Our sales team builds and maintains relationships with clients primarily through phone, email and other virtual contact, which is typically designed to allow us to cost-effectively service a large number of clients. We may need to employ more resource-intensive sales methods, such as increasing sales teams, to continue to attract and retain clients, particularly as we increase the number of our clients and our client base employs more sophisticated marketing operations, strategies and processes.
We have experience increased spending in connection with growing our sales, service and marketing operation and we expect to incur higher sales and marketing expenses, which could adversely affect our business and operating results.

We may be unable to scale and adapt our existing technology and network infrastructure in a timely or effective manner to ensure that our platform is accessible, which would harm our reputation, business and operating results.

It is critical to our success that clients and consumers within our geographic markets be able to access our platform at all times. We may experience service disruptions, outages or other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints, and distributed denial of service, or “DdoS,” fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the availability of our platform, especially during peak usage times and as our products become more complex or dependent on integration with third parties, or as usage or traffic increases. If our platform is unavailable when our clients (or their consumers) attempt to access it or it does not load as quickly as they expect, they may seek other solutions and may seek to cancel and not renew subscriptions for our services. We expect to continue to make significant investments to maintain and improve the availability of our platform and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, respond adequately to service disruptions, upgrade our systems as needed or continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results would be harmed.

We expect to continue making significant investments in the functionality, performance, reliability, design, security and scalability of our platform. We may experience difficulties with the development of our platform that could delay or prevent the implementation of new solutions and enhancements. Software development involves a significant amount of time and resources for our product development team, and we may not be able to continue making those investments in the future.

To the extent we are not able to continue successfully improving and enhancing our platform, our business could be adversely affected.

Real or perceived errors, failures, or bugs in our platform could adversely affect our operating results and growth prospects.

We update our platform on a frequent basis. Despite efforts to test our updates, errors, failures or bugs may not be found in our platform until after it is deployed to our clients. We have discovered and expect we will continue to discover errors, failures and bugs in our platform and anticipate that certain of these errors, failures and bugs will only be discovered and remediated after deployment to clients. Real or perceived errors, failures or bugs in our platform could result in negative publicity, security incidents, such as data breaches, government inquiries, loss of or delay in market acceptance of our platform, loss of competitive position, or claims by clients for losses sustained by them. In such an event, we may be required, or may choose, for client relations or other reasons, to expend additional resources in order to help correct the problem.

We implement bug fixes and upgrades as part of our regular system maintenance, which may lead to system downtime. Even if we are able to implement the bug fixes and upgrades in a timely manner, any history of inaccuracies in the data we collect for our clients, or unauthorized access or damage to, or the loss, acquisition, or inadvertent release or exposure of confidential or other sensitive data could cause our reputation to be harmed and result in claims against us, and cannabis businesses may elect not to purchase our products or, in the case of existing clients, renew their agreements with us or we may incur increased insurance costs. The costs associated with any material defects or errors in our software or other performance problems may be substantial and could harm our operating results and growth prospects.

A distributed denial of service attack, ransomware attack, security breach or unauthorized data access could impair or incapacitate our information technology systems and delay or interrupt service to our clients and consumers, harm our reputation, or subject us to significant liability.

We may become subject to DdoS attacks, a technique used by hackers to take an internet service offline by overloading its servers. In addition, ransomware attacks against businesses of all sizes are becoming increasingly common. Further, as a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Our platform may be subject to DdoS, ransomware or other cybersecurity attacks in the future and we cannot guarantee that applicable recovery systems, security protocols, network protection mechanisms and other procedures are or will be adequate to prevent network and service interruption, system failure or data loss. Moreover, our platform could be breached if vulnerabilities in our platform are exploited by unauthorized third parties or others. Techniques used to obtain unauthorized access change frequently, and the size of DdoS attacks and the number and types of ransomware attacks are increasing. As a result, we may be unable to implement adequate preventative measures or stop such attacks while they are occurring. A DdoS attack, ransomware attack or security breach could delay or interrupt service to our clients and consumers and may deter the utilization of our platform.

We also use information technology and security systems to maintain the physical security of our facilities and to protect our proprietary and confidential information, including that of our clients, consumers, and employees. Accidental or willful security breaches or other unauthorized access to our facilities or information systems, or viruses, loggers, malware, ransomware, or other malfeasant code in our data or software, could compromise this information or render our systems and data unusable. Additionally, we rely third-party “cloud-based” providers and we are therefore dependent on the security systems of these providers. Any security breaches or other unauthorized access to our service providers’ facilities or systems, or viruses, loggers, malware, ransomware or other malfeasant code in their data or software, could expose us to information loss, and misappropriation of confidential information, and other security breaches. In addition, our employees, contractors, or other third parties with whom we do business may attempt to circumvent security measures in order to misappropriate personal information, confidential information or other data, or may inadvertently release or compromise such data. Because the techniques used to obtain unauthorized access to or sabotage security systems, or to obtain unauthorized access to data we or our contractors maintain, change frequently and are often not recognized until after an attack, we and our service providers may be unable to anticipate the techniques or implement adequate preventative measures.

Any actual or perceived DdoS attack, ransomware attack, security breach or other unauthorized access could damage our reputation and brand, result in decreased utilization of our platform, expose us to fines and penalties, government investigations, and a risk of litigation and possible liability, require us to expend significant capital and other resources to alleviate any resulting problems and otherwise to remediate the incident, and require us to expend increased cybersecurity protection costs. We expect to incur significant costs in an effort to detect and prevent security breaches and other security-related incidents. Numerous state, federal and foreign laws and regulations require companies to notify individuals and/or regulatory authorities of data security breaches involving certain types of personal data. Any disclosures of security breaches, pursuant to these laws or regulations or otherwise, could lead to regulatory investigations and enforcement and negative publicity, and may cause our clients and consumers to lose confidence in the effectiveness of our data security measures.

Additionally, our discovery of any security breach or other security-related incident, or our provision of any related notice, may be delayed or be perceived to have been delayed. Any of these impacts or circumstances arising from an actual or perceived attack, breach or other unauthorized access could materially and adversely affect our business, financial condition, reputation and relationships with clients and consumers.

Furthermore, while our errors and omissions insurance policies include liability coverage for certain of these matters, if we experienced a significant security incident, we could be subject to claims or damages that exceed our insurance coverage. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material and adverse effect on our business, including our financial condition, operating results, and reputation.

We rely upon cloud-based technologies provided by third parties, and technology systems and electronic networks supplied and managed by third parties, to operate our business, and interruptions or performance problems with these systems, technologies and networks may adversely affect our business and operating results.

We rely on technologies and services provided by third parties in order to host our cloud-based infrastructure that operates our business. If any of these services becomes unavailable or otherwise is unable to serve our requirements due to extended outages, interruptions, or facility closure, or because it is no longer available on commercially reasonable terms, our expenses could increase, our ability to manage finances could be interrupted and our operations otherwise could be disrupted or otherwise impacted until appropriate substitute services, if available, are identified, obtained, and implemented.

We do not control, or in some cases have limited control over, the operation of the data center facilities and infrastructure we use, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, cyberattack, terrorism and similar other events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, to adverse events caused by operator error, and to interruptions, data loss or corruption, and other performance problems due to various factors, including introductions of new capabilities, technology errors, infrastructure changes, DdoS attacks, or other security-related incidents. Changes in law or regulations applicable to data centers in various jurisdictions could also cause a disruption in service. Despite precautions taken at these facilities, the occurrence of a natural disaster, an act of terrorism or other act of malfeasance, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our platform operations and the loss, corruption of, unauthorized access to or acquisition of client or consumer data.

Our platform also depends on our ability to communicate through the public internet and electronic networks that are owned and operated by third parties. In addition, in order to provide our solutions on-demand and promptly, our computer equipment and network servers must be functional 24 hours per day, which requires access to telecommunications facilities managed by third parties and the availability of electricity, which we do not control. A severe disruption of one or more of these networks or facilities, including as a result of utility or third-party system interruptions, could impair our ability to process information and provide our solutions to our clients and consumers.

Any unavailability of, or failure to meet our requirements by, third-party data centers or other third-party technologies or services, or any disruption of the internet, utilities or the third-party networks or facilities that we rely upon, could impede our ability to make our platform accessible, harm our reputation, result in reduced traffic from consumers, cause us to issue refunds or credits to our clients, and subject us to potential liabilities. Any of these circumstances could adversely affect our business, reputation and operating results.

The impact of global, regional or local economic and market conditions may adversely affect our business, operating results and financial condition.

Our performance is subject to global economic conditions and economic conditions in one or more of our key markets, which impact spending by our clients and consumers. A majority of our clients’ access to capital, liquidity and other financial resources is constrained due to the regulatory restrictions applicable to cannabis businesses. As a result, these clients may be disproportionately affected by economic downturns. Clients may choose to allocate their spending to items other than our platform, especially during economic downturns.

Economic conditions may also adversely impact retail sales of cannabis. Declining retail sales of cannabis could result in our clients going out of business or deciding, to stop using our platform to conserve financial resources or move to different marketing solutions. Negative economic conditions may also affect third parties with whom we have entered into relationships and upon whom we depend in order to grow our business.

Furthermore, economic downturns could also lead to limitations on our ability to obtain debt or equity financing on favorable terms or at all, reduced liquidity, decreases in the market price of SpringBig’s securities, decreases in the fair market value of our financial or other assets, and write-downs of and increased credit and collectability risk on our trade receivables, any of which could have a material adverse effect on our business, operating results or financial condition.

Negative economic conditions may be created or exacerbated by catastrophic events or health crises, including, among others, the ongoing COVID-19 pandemic.

Catastrophic events may disrupt our business and impair our ability to provide our platform to clients and consumers, resulting in costs for remediation, client and consumer dissatisfaction, and other business or financial losses.

Our operations depend, in part, on our ability to protect our operations against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Despite precautions taken at our facilities, the occurrence of a natural disaster, an act of terrorism, vandalism or sabotage, spikes in usage volume or other unanticipated problems could result in lengthy interruptions in the availability of our platform. Even with current and planned disaster recovery arrangements, our business could be harmed. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce revenue, subject us to liability and lead to decreased usage of our platform and decrease sales of our marketing services, any of which could harm our business.

SpringBig’s operations and employees face risks related to health crises, such as the ongoing COVID-19 pandemic, that could adversely affect SpringBig’s financial condition and operating results. The COVID-19 pandemic could materially affect SpringBig’s operations, including at SpringBig’s headquarters or anywhere else SpringBig operates, and the business or operations of SpringBig’s clients, consumers, partners or other third parties with whom SpringBig conducts business.

In connection with the ongoing COVID-19 pandemic, governments have, at various times, implemented significant measures intended to control the spread of the virus, including closures, quarantines, travel restrictions, health mandates and social distancing directives, and fiscal stimulus, and legislation designed to deliver monetary aid and other relief. In response to the risks posed by the COVID-19 pandemic and to comply with applicable governmental orders, SpringBig has taken active measures to promote the health and safety of our employees. These and other operational changes SpringBig has implemented or may implement in the future may negatively impact productivity and disrupt SpringBig’s business.

To the extent that these restrictions are reinstated and/or remain in place, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19, there is likely to be an adverse impact on global economic conditions and consumer confidence and spending, which could materially and adversely affect SpringBig’s operations as well as SpringBig’s relationships with clients and consumers.

Reinstating shelter-in-place orders and similar regulations promulgated in response to the COVID-19 pandemic could impact the ability of SpringBig’s clients to operate their businesses. Such events have in the past caused, and may in the future cause, a temporary closure or disruption of SpringBig’s clients’ businesses, either due to government mandate or voluntary preventative measures. In the event of mandated business operations limitations, clients may not be able to withstand prolonged interruptions to their businesses, and may be forced to go out of business. Even if SpringBig’s clients are able to continue to operate their businesses, many may operate with limited hours and capacity and other limitations. Any limitations on or disruptions or closures of SpringBig’s clients’ businesses could in turn adversely affect SpringBig’s business. Further, we may experience a decrease in new clients due to a lack of financial resources or a decline in new markets as businesses and financial markets deal with the impact of COVID-19 and efforts to curb the pandemic. Further, these conditions may impact our ability to access financial markets to obtain the necessary funding to expand our business as currently contemplated, which may adversely affect our liquidity and working capital.

The extent of COVID-19’s effect on SpringBig’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic and steps taken to prevent its resurgence or further spread, all of which are still uncertain and difficult to predict considering the rapidly evolving landscape. Given the continuing uncertainty about the pandemic, its duration, and efforts to curb its spread, it is not currently possible to fully ascertain the overall impact of COVID-19 on SpringBig’s business. However, if the pandemic continues to persist as a severe worldwide health crisis, the disease may harm SpringBig’s business, and may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Fluctuations in our quarterly and annual operating results may adversely affect our business and prospects.

You should consider our business and prospects in light of the risks and difficulties we encounter in the uncertain and rapidly evolving market for our solutions. Because the cannabis CRM, marketing services and technology markets are new and evolving, predicting their future growth rate and size is difficult. This reduces our ability to accurately evaluate our future prospects and forecast quarterly or annual performance. In addition to the other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•our ability to attract new clients and retain existing clients;
•our ability to accurately forecast revenue and appropriately plan our expenses;
•the effects of increased competition on our business;

•our ability to successfully expand in existing markets and successfully enter new markets;
•the impact of global, regional or economic conditions;
•the ability of licensed cannabis markets to successfully grow and outcompete illegal cannabis markets;
•our ability to protect our intellectual property;
•our ability to maintain and effectively manage an adequate rate of growth;
•our ability to maintain and increase traffic to our platform;
•costs associated with defending claims, including intellectual property infringement claims and related judgments or settlements;
•changes in governmental or other regulation affecting our business;
•interruptions in platform availability and any related impact on our business, reputation or brand;
•the attraction and retention of qualified personnel;
•the effects of natural or man-made catastrophic events and/or health crises (including COVID-19); and
•the effectiveness of our internal controls.

Investors should not rely on outdated financial projections.

In connection with the business combination, we disclosed certain projections of SpringBig’s potential financial performance in future years. As previously disclosed, in connection with the sale process, certain financial forecasts for fiscal years 2021 through 2024 were prepared by Legacy SpringBig’s management and made available to Tuatara. Also, as previously disclosed, the projections were not prepared with a view toward public disclosure or with a view toward complying with U.S. GAAP, the published guidelines of the SEC or the guidelines established by the American Institute of Certified Public Accountants for preparation and presentation of prospective financial information. Readers were cautioned not to rely on the prospective financial information because actual results are likely to differ materially from the prospective financial information. We reiterate our prior caution not to rely on the previously published and now outdated financial projections. We have not undertaken any obligation to publish any financial projections.

We may improve our products and solutions in ways that forego short-term gains.

We seek to provide the best experience for the clients who use our platform. Some of our changes may have the effect of reducing our short-term revenue or profitability if we believe that the benefits will ultimately improve our business and financial performance over the long term. Any short-term reductions in revenue or profitability could be greater than planned or the changes mentioned above may not produce the long-term benefits that we expect, in which case our business and operating results could be adversely affected.

We currently have clients across the United States and Canada using our platform. We anticipate growing our business, in part, by continuing to expand our foreign operations. As we continue our expansion, we may enter new foreign markets where we have limited or no experience marketing and deploying our platform. If we fail to launch or manage our foreign operations successfully, our business may suffer. Additionally, as our foreign operations expand, or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In addition, as our foreign operations continue to grow, we are subject to a variety of risks inherent in doing business internationally, including:

•political, social, and economic instability;
•risks related to the legal and regulatory environment in foreign jurisdictions, including with respect to privacy and data protection, and unexpected changes in laws, regulatory requirements, and enforcement;
•fluctuations in currency exchange rates;
•higher levels of credit risk and payment fraud;
•complying with tax requirements of multiple jurisdictions;
•enhanced difficulties of integrating any foreign acquisitions;
•the ability to present our content effectively in foreign languages;
•complying with a variety of foreign laws, including certain employment laws requiring national collective bargaining agreements that set minimum salaries, benefits, working conditions, and termination requirements;
•reduced protection for intellectual property rights in some countries;
•difficulties in staffing and managing global operations and the increased travel, infrastructure, and compliance costs associated with multiple foreign locations;
•regulations that might add difficulties in repatriating cash earned outside the United States and otherwise preventing us from freely moving cash;
•import and export restrictions and changes in trade regulation;
•complying with statutory equity requirements; and

•complying with the U.S. Foreign Corrupt Practices Act of 1977, as amended and the Corruption of Public Officials Act (Canada), and similar laws in other jurisdictions.

We are subject to industry standards, governmental laws, regulations and other legal obligations, particularly related to privacy, data protection and information security, and any actual or perceived failure to comply with such obligations could harm our business.

We are subject to regulation by various federal, state, provincial, local and foreign governmental authorities, including those responsible for monitoring and enforcing employment and labor laws, anti-bribery laws, lobbying and election laws, securities laws and tax laws. These laws and regulations are subject to change over time and thus we must continue to monitor and dedicate resources to ensure continued compliance.

In addition, our business is subject to regulation by various federal, state, provincial and foreign governmental agencies responsible for monitoring and enforcing privacy and data protection laws and regulations. Numerous foreign, federal and state laws and regulations govern collection, dissemination, use and confidentiality of personally identifiable health information, including state privacy and confidentiality laws (including state laws requiring disclosure of breaches); federal and state consumer protection and employment laws; the Health Insurance Portability and Accountability Act of 1996, or HIPAA; and European and other foreign data protection laws.

We receive, store, process, and use personal information and other user content. The regulatory framework for privacy issues worldwide, including in the United States, is rapidly evolving and is likely to remain uncertain for the foreseeable future, as many new laws and regulations regarding the collection, use and disclosure of personally identifiable information, or PII, and other data have been adopted or are under consideration and existing laws and regulations may be subject to new and changing interpretations. In the United States, the Federal Trade Commission and many state attorneys general are applying federal and state consumer protection laws to impose standards for the online collection, use and dissemination of data. The California Consumer Privacy Act of 2018, or CCPA, which became effective January 1, 2020, imposes significant additional requirements with respect to the collection of personal information from California residents. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. It remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, significantly modified the CCPA, which has resulted in further uncertainty and requiring us to incur additional costs and expenses. The CPRA created a new California state agency charged with enforcing state privacy laws, and there is uncertainty about potential enforcement actions that the new agency may take in the future. The effects of the CCPA and the CPRA remain far-reaching, and depending on final regulatory guidance and related developments, may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

We are also currently subject to a variety of, and may in the future become subject to additional U.S. federal, state and local laws and regulations on advertising that are continuously evolving and developing, including the Telephone Consumer Protection Act, or the TCPA, the Telemarketing Sales Rule, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, or the CAN-SPAM Act, and, at the state level, the CCPA (as described above), the Virginia Consumer Data Protection Act of 2021, or VCDPA, and the Colorado Privacy Act, or CPA. Many states are discussing potentially adopting similar comprehensive privacy legislation and we expect many of these will be implemented over the course of the next few years. These laws and regulations directly impact our business and require ongoing compliance, monitoring and internal and external audits as they continue to evolve, and may result in ever-increasing public and regulatory scrutiny and escalating levels of enforcement and sanctions. Subsequent changes to data protection and privacy laws and regulations could also impact how we process personal information and, therefore, limit the effectiveness of our product offerings or our ability to operate or expand our business, including limiting strategic relationships that may involve the sharing of personal information.

Many foreign countries and governmental bodies, including Canada and other relevant jurisdictions where we conduct or may, in the future, conduct business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, internet protocol addresses and other types of data. In Canada, the federal Personal Information Protection and Electronic Documents Act, or PIPEDA, governs the collection, use and disclosure of PII in many provinces in Canada, and though it is silent with respect to territorial reach, the Federal Court of Canada has found that PIPEDA will apply to businesses established in other jurisdictions if there is a “real and substantial connection” between the organization’s activities and Canada. Provincial privacy commissioners take a similar approach to the interpretation and application of provincial private-sector privacy laws equivalent to PIPEDA. Further, Canada has robust anti-spam legislation. Organizations sending commercial electronic messages to individuals must either have express consent from the individual in the prescribed form or the situation must qualify as an instance of implied consent or other authorization set out in Canada’s Anti-Spam Legislation, or CASL. The penalties for non-compliance under CASL are significant and the regulator, the Canadian Radio- Television and Telecommunications Commission, is active with respect to enforcement.

Although we are working to comply with those federal, state, provincial and foreign laws and regulations, industry standards, governmental standards, contractual obligations and other legal obligations that apply to us, those laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations, our practices or the features of our applications or platform. Any failure or perceived failure by us or our contractors to comply with federal, state, provincial or foreign laws or regulations, industry standards, contractual obligations or other legal obligations, or any actual or suspected security incident, whether or not resulting in loss of, unauthorized access to, or acquisition, alteration, destruction, release or transfer of PII or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause employees, clients and consumers to lose trust in us, which could have an adverse effect on our reputation and business. Any inability or perceived inability (even if unfounded) on our part to adequately address privacy, data protection, and information security concerns, or comply with applicable laws, regulations, policies, industry standards, governmental standards, contractual obligations, or other legal obligations, could result in additional cost and liability to us, damage our reputation, inhibit sales, restrict our ability to utilize collected personal information, and adversely affect our business.

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, Canada and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations, or amendments or changes in the interpretation of existing laws, regulations, standards and other obligations, could impair our or our clients’ ability to collect, use, disclose or otherwise process information relating to employees or consumers, which could decrease demand for our applications, increase our costs and impair our ability to maintain and grow our client and consumer bases and increase revenue. Such laws and regulations may require us to implement privacy and security policies, permit users to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use PII or other data for certain purposes. In addition, a foreign government could require that any data collected in a country not be transferred or disseminated outside of that country, or impose restrictions or conditions upon such dissemination, and we may face difficulty in complying with any such requirements for certain geographic regions. Indeed, many privacy laws, such as those in force in Canada, already impose these requirements. If we fail to comply with federal, state, provincial and foreign data privacy laws and regulations, our ability to successfully operate our business and pursue our business goals could be harmed. Furthermore, due to our acceptance of credit cards, we are subject to the PCI- DSS, which is designed to protect the information of credit card users.

In the event our determinations are challenged and found to have been incorrect, we may be subject to unfavorable publicity or claims by one or more state attorneys general, federal regulators, or private plaintiffs, any of which could damage our reputation, inhibit sales and adversely affect our business.

Governmental regulation of the internet continues to develop, and unfavorable changes could substantially harm our business and operating results.

We are subject to general business regulations and laws as well as federal, state, provincial and foreign laws specifically governing the internet. Existing and future laws and regulations, narrowing of any existing legal safe harbors, or previous or future court decisions may impede the growth of the internet or online products and solutions, and increase the cost of providing online products and solutions. These laws may govern, among other issues, taxation, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, broadband residential internet access and the characteristics and quality of offerings. It is not clear how existing laws governing issues such as property ownership, sales, use and other taxes, libel and personal privacy apply to the internet or online services. There is also a risk that these laws may be interpreted and applied in conflicting ways across jurisdictions, and in a manner that is not consistent with our current practices. Unfavorable resolution of these issues may limit our business activities, expose us to potential legal claims or cause us to spend significant resources on ensuring compliance, any of which could harm our business and operating results.

Future investments in our growth strategy, including acquisitions, could disrupt our business and adversely affect our operating results, financial condition and cash flows.

We are seeking to expand using both organic and M&A growth strategies in keeping with the changing regulatory landscape in the U.S. Expanding accounts with existing clients, adding new clients, entering new markets, adding new features and functionality to our platform and/or acquisitions may involve significant investments of capital, time, resources and managerial attention. There can be no assurance that we will successfully implement any new products or solutions. External factors, such as additional regulatory compliance obligations, may also affect the successful implementation of new products and solutions through our platform.

Additionally, we may make acquisitions that could be material to our business, operating results, financial condition and cash flows. Our ability as an organization to successfully acquire and integrate technologies, services, platforms or businesses is unproven. Acquisitions involve many risks, including the following:

•an acquisition may negatively affect our operating results, financial condition or cash flows because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;

•we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us, and potentially across different cultures and languages in the event of a foreign acquisition;

•the acquired business may not perform at levels and on the timelines anticipated by our management and/or we may not be able to achieve expected synergies;

•an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;
•an acquisition may result in a delay or reduction of sales for both us and the company we acquire due to uncertainty about continuity and effectiveness of products or support from either company;

•we may encounter difficulties in, or may be unable to, successfully sell any acquired products or services;
•an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;

•potential strain on our financial and managerial controls and reporting systems and procedures;

•potential known and unknown liabilities associated with an acquired company;

•if we incur debt to fund such acquisitions, such debt may subject us to material restrictions on our ability to conduct our business as well as financial maintenance covenants;

•the risk of impairment charges related to potential write-downs of acquired assets or goodwill in future acquisitions;

•to the extent that we issue a significant amount of equity or convertible debt securities in connection with future acquisitions, existing equity holders may be diluted and earnings per share may decrease; and

•managing the varying intellectual property protection strategies and other activities of an acquired company.

We may not succeed in addressing these or other risks or any other problems encountered in connection with the integration of any acquired business. The inability to integrate successfully the business, technologies, products, personnel or operations of any acquired business, or any significant delay in achieving integration, could have a material adverse effect on our business, operating results, financial condition and cash flows.

We may need to raise additional capital, which may not be available on favorable terms, if at all, causing dilution to our stockholders, restricting our operations or adversely affecting our ability to operate our business.

We may need to raise additional capital and the funding contemplated by the Notes and Warrants Purchase Agreement and Facility may not be sufficient or available in full. Such additional capital may cause dilution to our stockholders. Further, the likelihood that the Investor will exercise the Investor Warrants or that other warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our shares of common stock, which is currently below the applicable exercise price. If the trading price for our shares of common stock is less than the applicable exercise price, we believe the warrant holders will be unlikely to exercise their warrants. If our need is due to unforeseen circumstances or material expenditures or if our operating results are worse than expected, then we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all, and these additional financings could cause further dilution to our stockholders. Due to the current legal status of cannabis under U.S. federal law, we have experienced, and may in the future experience, difficulty attracting additional debt or equity financing. In addition, the current legal status of cannabis may increase the cost of capital now and in the future. Debt financing, if available, may involve agreements that include equity conversion rights, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, expending capital, or declaring dividends, or that impose financial covenants on us that limit our ability to achieve our business objectives. Debt financings may contain provisions, which, if breached, may entitle lenders to accelerate repayment of loans, and there is no assurance that we would be able to repay such loans in such an event or prevent the foreclosure of security interests granted pursuant to such debt financing. If we need but cannot raise additional capital on acceptable terms, then we may not be able to meet our business objectives, our stock price may fall, and you may lose some or all of your investment.

SpringBig may be unable to obtain additional financing to fund its operations or growth.

SpringBig may require additional financing to fund its operations or growth. The failure to secure additional financing could have a material adverse effect on the continued development or growth of SpringBig. Any funds we raise may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States. We may not be able to find financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, such inability to obtain financing when needed may make it more difficult for us to operate our business or implement our growth plans or respond to business challenges could be significantly impaired, and our business may be harmed.

Our obligations to the holder of our Secured Convertible Notes and Investor Warrants are secured by a security interest in substantially all of our assets, so if we default on those obligations, the noteholders could foreclose on, liquidate and/or take possession of our assets. If that were to happen, we could be forced to curtail, or even to cease, our operations.

On April 29, 2022, the Company entered into the Notes and Warrants Purchase Agreement with the Investor, pursuant to which the Company, on June 14, 2022, issued the first tranche of Secured Convertible Notes and may issue a second tranche of such notes to the Investor. Simultaneously, Legacy SpringBig entered into a guaranty agreement to guarantee the Company’s obligations under the Secured Convertible Notes and the Company and Legacy SpringBig entered into a security agreement, pursuant to which the Investor was granted a security interest in all of the assets of the Company and Legacy SpringBig to secure repayment of amounts due under the Secured Convertible Notes. As a result, if we default on our obligations under the Secured Convertible Notes, the Investor could foreclose on its security interests and liquidate or take possession of some or all of the assets of the Company, Legacy SpringBig and its subsidiaries, which would harm our business, financial condition and results of operations and could require us to curtail, or even to cease our operations.

Our notes and related agreements restrict our ability to obtain additional debt and equity financing which may restrict our ability to grow and finance our operations and, further, no assurances can be made that we will receive cash proceeds from the Investor Warrants.

The agreements related to the sale of the Secured Convertible Notes and Investor Warrants contain a number of restrictive covenants that may impose significant operating and financial restrictions on us while Secured Convertible Notes remain outstanding or unless the restrictions are waived by consent of each noteholder, including restrictions on our ability to incur additional indebtedness and guarantee indebtedness; incur liens or allow mortgages or other encumbrances; prepay, redeem, or repurchase certain other debt; pay dividends or make other distributions or repurchase or redeem our capital stock; sell assets or enter into or effect certain other transactions (including a reorganization, consolidation, dissolution or similar transaction or selling, leasing, licensing, transferring or otherwise disposing of assets of the Company or its subsidiaries); issue additional equity (outside of the Facility, issuances under our equity compensation plan and other limited exceptions); enter into variable rate transactions (exclusive of the Facility); and adopt certain amendments to our governing documents, among other restrictions. In addition, the terms of the Secured Convertible Notes restrict our ability to issue additional equity capital. The Company does not have the ability to prepay the Secured Convertible Notes prior to maturity except to the limited extent of proceeds from the Cantor Equity Facility to the extent available.

A breach of the covenants or restrictions under the agreements governing our indebtedness could result in an event of default under these agreements. As a result of these restrictions, we may be limited in how we conduct our business, unable to raise additional debt or equity financing to operate during general economic or business downturns and/or unable to compete effectively or to take advantage of new business opportunities.

Further, while we could potentially receive up to an aggregate of approximately $21 million in gross proceeds from the exercise of the Investor Warrants, assuming the exercise in full of all of the Investor Warrants, no assurances can be made that the Investor will elect to exercise any or all of such Investor Warrants and, accordingly, no assurance that we will receive any proceeds from the exercise of the Investor Warrants. We believe the likelihood that the Investor will exercise the Investor Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our shares of common stock, which is currently below the $12.00 exercise price. If the trading price for our shares of common stock is less than $12.00 per share (or the adjusted exercise price in the event of dilutive issuances), we believe the Investor will be unlikely to exercise their warrants. Accordingly, we may not receive cash proceeds with respect to the Investor Warrants and we are restricted in our ability to raise additional debt or equity financing.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments and the Nasdaq stock exchange. In particular, we are required to comply with certain SEC, Nasdaq and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations and rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We may be subject to potential adverse tax consequences both domestically and in Canada.

We are a Delaware corporation that is treated as a C-corporation for U.S. federal and most applicable state and local income tax purposes. We are subject to taxes, such as income, payroll, sales, use, value-added, property and goods and services taxes, in both the United States and various foreign jurisdictions. Our domestic and foreign tax liabilities are subject to various jurisdictional rules regarding the timing and allocation of revenue and expenses. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file and to changes in tax laws. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. From time to time, we may be subject to income and non-income tax audits. While we believe we have complied, and will continue to comply, with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law and assess us with additional taxes. Should we be assessed with additional taxes, there could be a material adverse effect on our business, results of operations, and financial condition. In addition, audits may require ongoing time and attention from our management, which could limit their ability to focus on other aspects of our business and impact our business in the future.

The ability of SpringBig to utilize net operating loss and tax credit carryforwards is conditioned upon SpringBig attaining profitability and generating taxable income. SpringBig has incurred significant net losses since inception and it is anticipated that SpringBig will continue to incur significant losses. Additionally, SpringBig’s ability to utilize net operating loss and tax credit carryforwards to offset future taxable income may be limited.

As of December 31, 2021, SpringBig had approximately $12 million of U.S. federal net operating loss carryforwards available to reduce future taxable income, which can be carried forward indefinitely. The Tax Cuts and Jobs Act (the “Tax Act”) included a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017 and the elimination of carrybacks of net operating losses. In addition, net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. If SpringBig has experienced an ownership change at any time since its incorporation, SpringBig may already be subject to limitations on its ability to utilize its existing net operating loss carryforwards and other tax attributes to offset taxable income or tax liability. In addition, the business combination, and future changes in SpringBig’s stock ownership, which may be outside of SpringBig’s control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit SpringBig’s use of accumulated state tax attributes. As a result, even if SpringBig earns net taxable income in the future, its ability to use its pre-change net operating loss carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to SpringBig.

Changes in accounting standards or other factors could negatively impact our future effective tax rate.

Our future effective tax rate may be affected by such factors as changing interpretation of existing laws or regulations, the impact of accounting for equity-based compensation, the impact of accounting for business combinations, changes in our international organization, and changes in overall levels of income before tax. In addition, in the ordinary course of our global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain.

Although we believe that our tax estimates are reasonable, we cannot ensure that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.

Changes in tax laws or regulations and compliance in multiple jurisdictions may have a material adverse effect on our business, cash flow, financial condition or operating results.

We are subject to the income tax laws of the United States and Canada. New income, sales, use or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time, which could affect the tax treatment of our U.S. and foreign earnings. Any new taxes could adversely affect our domestic and foreign business operations, and our business and financial performance. In addition, existing tax laws, statutes, rules, regulations, or ordinances, such as Section 280E of the Code, discussed below, could be interpreted, changed, modified or applied adversely to us. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. The foregoing items could have a material adverse effect on our business, cash flow, financial condition or operating results. Requirements as to taxation vary substantially among jurisdictions. Complying with the tax laws of these jurisdictions can be time consuming and expensive and could potentially subject us to penalties and fees in the future if we were to inadvertently fail to comply. If we were to inadvertently fail to comply with applicable tax laws, this could have a material adverse effect on our business, results of operations and financial condition.

Certain taxing authorities may successfully assert that SpringBig should have collected or that in the future SpringBig should collect sales and use or similar taxes for certain services which could adversely affect our results of operations.

We do not collect sales and use or similar taxes in the United States or Canada based on our determination that such taxes are not applicable to our platform. Based on the U.S. Supreme Court’s ruling in South Dakota v. Wayfair, certain state taxing authorities may assert that SpringBig had economic nexus with their state and was required to collect sales and use or similar taxes with respect to certain past services that SpringBig has provided (or with respect to future services that SpringBig will provide), which could result in tax assessments and penalties and interest. A successful assertion that SpringBig should be collecting additional sales and use or similar taxes or remitting such sales and use or similar taxes directly to states or other jurisdictions could have an adverse effect on SpringBig and its business.

Additional Risks Related to the Cannabis Industry

Cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability to execute our business plan.

Cannabis, other than hemp (defined by the U.S. government as Cannabis sativa L. with a THC concentration of not more than 0.3% on a dry weight basis), is a Schedule I controlled substance under the CSA. Even in states or territories that have legalized cannabis to some extent, the cultivation, possession, and sale of cannabis all violate the CSA and are punishable by imprisonment, substantial fines and forfeiture. Moreover, individuals and entities may violate federal law if they aid and abet another in violating the CSA, or conspire with another to violate the law, and violating the CSA is a predicate for certain other crimes, including money laundering laws and the Racketeer Influenced and Corrupt Organizations Act. The U.S. Supreme Court has ruled that the federal government has the authority to regulate and criminalize the sale, possession and use of cannabis, even for individual medical purposes, regardless of whether it is legal under state law. For over five years, however, the U.S. government has not prioritized the enforcement of those laws against cannabis companies complying with state law and their vendors. No reversal of that policy of prosecutorial discretion is expected under the Biden administration, although prosecutions against state-legal entities cannot be ruled out.

On January 4, 2018, then U.S. Attorney General Jeff Sessions issued a memorandum for all U.S. Attorneys (the “Sessions Memo”) rescinding certain past DOJ memoranda on cannabis law enforcement, including the Memorandum by former Deputy Attorney General James Michael Cole (the “Cole Memo”) issued on August 29, 2013, under the Obama administration. Describing the criminal enforcement of federal cannabis prohibitions against those complying with state cannabis regulatory systems as an inefficient use of federal investigative and prosecutorial resources, the Cole Memo gave federal prosecutors discretion not to prosecute state law compliant cannabis companies in states that were regulating cannabis, unless one or more of eight federal priorities were implicated, including use of cannabis by minors, violence, or the use of federal lands for cultivation. The Sessions Memo, which remains in effect, states that each U.S. Attorney’s Office should follow established principles that govern all federal prosecutions when deciding which cannabis activities to prosecute. As a result, federal prosecutors could and still can use their prosecutorial discretion to decide to prosecute even state-legal cannabis activities. Since the Sessions Memo was issued nearly three years ago, however, U.S. Attorneys have generally not prioritized the targeting of state law compliant entities.

Attorney General William Barr testified in his confirmation hearing on January 15, 2019, that he would not upset “settled expectations,” “investments,” or other “reliance interest[s]” arising as a result of the Cole Memo, and that he did not intend to devote federal resources to enforce federal cannabis laws in states that have legalized cannabis “to the extent people are complying with the state laws.” He stated: “My approach to this would be not to upset settled expectations and the reliance interests that have arisen as a result of the Cole Memorandum and investments have been made and so there has been reliance on it, so I don’t think it’s appropriate to upset those interests.” He also implied that the CSA’s prohibitions of cannabis may be implicitly nullified in states that have legalized cannabis: “[T]he current situation … is almost like a back-door nullification of federal law.” Industry observers generally have not interpreted Attorney General Barr’s comments to suggest that the DOJ would proceed with cases against participants who entered the state-legal industry after the Cole Memo’s rescission.

As such, we cannot assure that each U.S. Attorney’s Office in each judicial district where we operate will not choose to enforce federal laws governing cannabis sales against state-legal companies like our business clients. The basis for the federal government’s lack of recent enforcement with respect to the cannabis industry extends beyond the strong public sentiment and ongoing prosecutorial discretion. Since 2014, versions of the U.S. omnibus spending bill have included a provision prohibiting the DOJ, which includes the Drug Enforcement Administration, from using appropriated funds to prevent states from implementing their medical-use cannabis laws. In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that the provision prohibits the DOJ from spending funds to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. The court noted that, if the spending bill provision were not continued, prosecutors could enforce against conduct occurring during the statute of limitations even while the provision was previously in force. Other courts that have considered the issue have ruled similarly, although courts disagree about which party bears the burden of proof of showing compliance or noncompliance with state law. Certain of our clients that are retailers currently (and may in the future) sell adult-use cannabis, if permitted by such state and local laws now or in the future, and therefore may be outside any protections extended to medical-use cannabis under the spending bill provision. This could subject such retailer clients to greater and/or different federal legal and other risks as compared to businesses where cannabis is sold exclusively for medical use, which could in turn materially adversely affect our business. Furthermore, any change in the federal government’s enforcement posture with respect to state-licensed cannabis sales, including the enforcement postures of individual federal prosecutors in judicial districts where we operate, would result in our inability to execute our business plan, and we would likely suffer significant losses with respect to client base, which would adversely affect our operations, cash flow and financial condition.

On March 11, 2021, Merrick Garland was sworn in as the U.S. Attorney General. During his campaign, President Biden stated a policy goal to decriminalize possession of cannabis at the federal level, but he has not publicly supported the full legalization of cannabis. In response to questions posed by Senator Cory Booker, Merrick Garland stated during February 2021 congressional testimony that he would reinstitute a version of the Cole Memorandum. He reiterated the statement that the Justice Department under his leadership would not pursue cases against Americans “complying with the laws in states that have legalized and are effectively regulating marijuana”, in written responses to the Senate Judiciary Committee provided around March 1. It is not yet known whether the Department of Justice under President Biden and Attorney General Garland, will re-adopt the Cole Memorandum or announce a substantive marijuana enforcement policy. Justice Garland indicated at a confirmation hearing before the United States Senate that it did not seem to him to be a useful use of limited resources to pursue prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise. It is unclear what impact, if any, the current or any new administration will or would have on U.S. federal government enforcement policy on cannabis. Nonetheless, there is no guarantee that the position of the Department of Justice will not change.

Industry observers are hopeful that a Democrat-controlled Senate, along with a Biden presidency, will increase the chances of federal cannabis policy reform. Numerous bills have attracted attention, including the Marijuana Opportunity Reinvestment and Expungement Act (the “MORE Act”), which was originally co-sponsored by now Vice President Harris in the Senate, and the Secure and Fair Enforcement Banking Act, which recently passed the House of Representatives but has not yet passed the Senate. Senate Majority leader Chuck Schumer also has proposed draft legislation that would legalize cannabis at the federal level (the “Cannabis Administration and Opportunity Act”). Representative Nancy Mace (R. South Carolina) introduced proposed draft legislation to decriminalize and tax cannabis at the federal level, with hopes that her “States Reform Act” will garner bi-partisan support. However, we cannot provide assurances about the content, timing or chances of passage of a bill legalizing cannabis or liberalizing cannabis regulations. Accordingly, we cannot predict the timing of any change in federal law or possible changes in federal enforcement. In the event that the federal government were to reverse its long-standing hands-off approach to the state legal cannabis markets and start more broadly enforcing federal law regarding cannabis, we would likely be unable to execute our business plan, and our business and financial results would be adversely affected.

Our business and our clients are subject to a variety of U.S. and foreign laws regarding financial transactions related to cannabis, which could subject our clients to legal claims or otherwise adversely affect our business.

We and our clients are subject to a variety of laws and regulations in the United States regarding financial transactions. Violations of the U.S. anti-money laundering (AML) laws require proceeds from enumerated criminal activity, which includes trafficking in cannabis in violation of the CSA. Financial institutions that both we and our clients rely on are subject to the Bank

Secrecy Act, as amended by Title III of the USA Patriot Act. In Canada, the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada), as amended and the rules and regulations thereunder and the Criminal Code (Canada) apply. The penalties for violation of these laws include imprisonment, substantial fines and forfeiture.

In 2014, the DOJ under the Obama administration directed federal prosecutors to exercise restraint in prosecuting AML violations arising in the state legal cannabis programs and to consider the federal enforcement priorities enumerated in the Cole Memo when determining whether to charge institutions or individuals based upon cannabis-related activity. Around the same time, the Treasury Department issued guidance that clarified how financial institutions can provide services to cannabis-related businesses, consistent with financial institutions’ obligations under the Bank Secrecy Act. Then-Attorney General Sessions’s rescission of the DOJ’s guidance on the state cannabis programs in early 2018 increased uncertainty and heighted the risk that federal law enforcement authorities could seek to pursue money laundering charges against entities, or individuals, engaged in supporting the cannabis industry. On January 31, 2018, the Treasury Department issued additional guidance that the 2014 Guidance would remain in place until further notice, despite the rescission of the DOJ’s earlier guidance memoranda.

We are subject to a variety of laws and regulations in the United States, Canada and elsewhere that prohibit money laundering, including the Proceeds of Crime and Terrorist Financing Act (Canada) and the Money Laundering Control Act (U.S.), as amended, and the rules and regulations thereunder and any related or similar rules, regulations or guidelines issued, administered or enforced by governmental authorities in the United States, Canada or any other jurisdiction in which we have business operations or to which we export our offerings. If any of our clients’ business activities, any dividends or distributions therefrom, or any profits or revenue accruing thereby are found to be in violation of money laundering statutes, our clients could be subject to criminal liability and significant penalties and fines. Any violations of these laws, or allegations of such violations, by our clients could disrupt our operations and involve significant management distraction and expenses. As a result, a significant number of our clients facing money laundering charges could materially affect our business, operations and financial condition. Additionally, proceeds from our clients’ business activities, including payments we have received from those clients, could be subject to seizure or forfeiture if they are found to be illegal proceeds of a crime transmitted in violation of anti-money laundering laws, which could have a material adverse effect on our business. Finally, if any of our clients are found to be violating the above statutes, this could have a material adverse effect on their ability to access or maintain financial services, as discussed in detail below, which could, in turn, have a material adverse effect on our business.

We are dependent on our banking relations, and we may have difficulty accessing or consistently maintaining banking or other financial services due to our connection with the cannabis industry.

Although we do not grow or sell cannabis products, our general connection with the cannabis industry may hamper our efforts to do business or establish collaborative relationships with others that may fear disruption or increased regulatory scrutiny of their own activities.

We are dependent on the banking industry to support the financial functions of our products and solutions. Our business operating functions including payroll for our employees, real estate leases, and other expenses are handled and reliant on traditional banking. We require access to banking services for both us and our clients to receive payments in a timely manner. Lastly, to the extent we rely on any lines of credit, these could be affected by our relationships with financial institutions and could be jeopardized if we lose access to a bank account. Important components of our offerings depend on client accounts and relationships, which in turn depend on banking functions. Most federal and federally-insured state banks currently do not serve businesses that grow and sell cannabis products on the stated ground that growing and selling cannabis is illegal under federal law, even though the Treasury Department’s Financial Crimes Enforcement Network, or FinCEN, issued guidelines to banks in February 2014 that clarified how financial institutions can provide services to cannabis-related businesses, consistent with financial institutions’ obligations under the Bank Secrecy Act. While the federal government has generally not initiated financial crimes prosecutions against state-law compliant cannabis companies or their vendors, the government theoretically could, at least against companies in the adult-use markets. The continued uncertainty surrounding financial transactions related to cannabis activities and the subsequent risks this uncertainty presents to financial institutions may result in their discontinuing services to the cannabis industry or limit their ability to provide services to the cannabis industry or ancillary businesses providing services to the cannabis industry.

As a result of federal-level illegality and the risk that providing services to state-licensed cannabis businesses poses to banks, cannabis-related businesses face difficulties accessing banks that will provide services to them. When cannabis businesses are able to find a bank that will provide services, they face extensive client due diligence in light of complex state regulatory requirements and guidance from FinCEN, and these reviews may be time-consuming and costly, potentially creating additional barriers to financial services for, and imposing additional compliance requirements on, us and our clients. FinCEN requires a party in trade or business to file with the U.S. Internal Revenue Service, or the IRS, a Form 8300 report within 15 days of receiving a cash payment of over $10,000. While we do not receive cash payments for the products we sell, if we fail to comply with these laws and regulations, the imposition of a substantial penalty could have a material adverse effect on our business, results of operations and financial condition. We cannot assure that our strategies and techniques for designing our products and solutions for our clients will operate effectively and efficiently and not be adversely impacted by any refusal or reluctance of banks to serve businesses that grow and sell cannabis products. A change in banking regulations or a change in the position of the banking industry that permits banks to serve businesses that grow and sell cannabis products may increase competition for us, facilitate new entrants into the industry offering platforms, products or solutions similar to those that we offer, or otherwise adversely affect our results of operations. Also, the inability of potential clients in our target market to open accounts and otherwise use the services of banks or other financial institutions may make it difficult for us to conduct business, including receiving payments in a timely manner.

We do not sell cannabis, or products that contain cannabis; accordingly, our company is not part of the cannabis industry that would be restricted from using federal and federally insured banks. However, because of the fact that our revenue is generated largely from companies licensed as operators in the cannabis industry, banks have and may continue to consider us to be part of the cannabis industry that is subject to banking restrictions. If we were to lose any of our banking relationships or fail to secure additional banking relationships in the future, we could experience difficulty and incur increased costs in the administration of our business, paying our employees, accepting payments from clients, each of which may adversely affect our reputation or results of operations. Additionally, the closure of many or one of our bank accounts due to a bank’s reluctance to provide services to a business working with state legal cannabis businesses would require significant management attention from SpringBig and could materially adversely affect our business and operations. In addition to banks and financial institutions, merchant processors may take a similar view of the risks of working with SpringBig since we provide services to cannabis businesses, and loss of any of our merchant processor relationships could have similar results. Moreover, Visa reportedly prohibits processing of transactions involving cannabis on its network, and Mastercard has reportedly stated that it is evaluating the inconsistency between U.S. state and federal cannabis law.

We may have difficulty using bankruptcy courts due to our involvement in the regulated cannabis industry.

We currently have no need or plans to seek bankruptcy protection. U.S. courts have held that debtors whose income is derived from cannabis or cannabis assets in violation of the CSA cannot seek federal bankruptcy protections. Although we are not in the business of growing or processing cannabis or selling or even possessing cannabis or cannabis products, a U.S. court could determine that our revenue is derived from cannabis or cannabis assets and prevent us from obtaining bankruptcy protections if necessary.

The conduct of third parties may jeopardize our business.

We cannot guarantee that our systems, protocols, and practices will prevent all unauthorized or illegal activities by our clients. Our success depends in part on our clients’ ability to operate consistently with the regulatory and licensing requirements of each state, local, and regional jurisdiction in which they operate. We have policies and procedures to review cannabis license information for operational cannabis retail clients to ensure validity and accuracy of such license information. We cannot ensure that the conduct of our clients, who are third parties, and their actions could expose them to legal sanctions and costs, which would in turn, adversely affect our business and operations.

A failure to comply with laws and regulations regarding our use of telemarketing, including the TCPA, could increase our operating costs and materially and adversely impact our business, financial condition, results of operations, and prospects.

Our technology allows dispensaries to send outbound text communications to their customers. While we believe that it is each dispensary’s responsibility for compliance with state and federal laws regulating outbound communications, we recognize that SpringBig may be named in actions alleging violations of these laws or otherwise have to be involved in demands and actions stemming from alleged violations of these laws (e.g., through subpoenas). There are a number of state and federal laws regulating outbound telephonic communications, including the TCPA and Telemarketing Sales Rule. The U.S. Federal Communications Commission, or the FCC, and the FTC have responsibility for regulating various aspects of these laws. Individual states, like Washington and Florida, also separately regulate outbound telephonic communications. Among other requirements, the TCPA and other laws require the sender of the message to obtain prior express written consent for telemarketing calls and to adhere to state and national “do-not-call” registry requirements and implement various compliance procedures. These laws impact dispensary customers’ ability to communicate with their customers and can impact effectiveness of our marketing programs. These laws also raise the risk that SpringBig could be named directly or involved indirectly in litigation. The TCPA and other similar laws do not distinguish between voice and data communications, and, as such, SMS/MMS messages are also “calls” for the purpose of these outbound telephonic communication statutes.

The TCPA and similar state laws provide for a private right of action under which a plaintiff may bring suit and, oftentimes, allow the recovery of statutory damages. The TCPA, by way of example, imposes statutory damages of between $500 and $1,500 per violation. There is no statutory cap on maximum aggregate exposure (although some courts have applied in TCPA class actions constitutional limits on excessive penalties). An action may be brought by the FCC, a state attorney general, an individual on behalf of the individual or a class of individuals. Like other companies that play an intermediary role between the sender (the dispensary) and the recipient (the dispensary customer) of telephonic communications, we have been sued under the TCPA and have received a number of subpoenas in TCPA cases brought against dispensaries. If in the future we are found to have violated the TCPA or any similar state law, particularly on a class-wide basis, the amount of damages and potential liability could be extensive and materially and adversely impact our business, financial condition, results of operations, and prospects.

We may continue to be subject to constraints on marketing our products.

Certain of the states in which we operate have enacted strict regulations regarding marketing and sales activities on cannabis products, which could affect our cannabis retail clients’ demand for our platform and marketing services. There may be restrictions on sales and marketing activities of cannabis businesses imposed by government regulatory bodies that can hinder the development of our business and operating results because of the restrictions our clients face. If our clients are unable to effectively market our products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for our products for our clients, this could hamper demand for our products and services from licensed cannabis retailers, which could result in a loss of revenue.

Cannabis businesses are subject to unfavorable U.S. tax treatment.

Section 280E of the Code does not allow any deduction or credit for any amount paid or incurred during the taxable year in carrying on business, other than costs of goods sold, if the business (or the activities which comprise the trade or business) consists of trafficking in controlled substances (within the meaning of Schedules I and II of the CSA). The IRS has applied this provision to cannabis operations, prohibiting them from deducting expenses associated with cannabis businesses beyond costs of goods sold and asserting assessments and penalties for additional taxes owed. Section 280E of the Code may have a lesser impact on cannabis cultivation and manufacturing operations than on sales operations, which directly affects our suppliers, who are cannabis retailers and brands. However, Section 280E of the Code and related IRS enforcement activity have had a significant impact on the operations of all cannabis companies. While Section 280E of the Code does not directly affect SpringBig, it lowers SpringBig’s clients’ profitability, and could result in decreased demand or higher price sensitivity for SpringBig’s listing, marketing, and customer loyalty services. An otherwise profitable cannabis business may operate at a loss after taking into account its U.S. income tax expenses. This affects SpringBig because SpringBig’s sales and operating results could be adversely affected if SpringBig’s clients decrease their marketing budgets and are operating on lower profit margins as a result of unfavorable treatment by the Code.

Service providers to cannabis businesses may also be subject to unfavorable U.S. tax treatment.

As discussed above, under Section 280E of the Code, no deduction or credit is allowed for any amount paid or incurred during the taxable year in carrying on business, other than costs of goods sold, if the business (or the activities which comprise the trade or business) consists of trafficking in controlled substances (within the meaning of Schedules I and II of the CSA). The IRS has applied this provision to cannabis operations, prohibiting them from deducting expenses associated with cannabis businesses and asserting assessments and penalties for additional taxes owed. While we do not believe that Section 280E of the Code applies to our business, and, generally, ancillary service providers who work with state-licensed cannabis businesses have not been subject to Section 280E of the Code, because they are providing services or products other than cannabis, if the IRS interprets the section to apply, it would significantly and materially affect our profitability and financial condition.

The MORE Act, which was passed by the House of Representatives in 2020 and reintroduced in the Senate for consideration on September 30, 2021, would remove marijuana from the CSA, which would effectively carve out state-legal cannabis businesses from Section 280E of the Code. However, the MORE Act would impose two new taxes on cannabis businesses: an excise tax measured by the value of certain cannabis products and an occupational tax assessed on the enterprises engaging in cannabis production and sales. Although these novel tax provisions are included in the MORE Act passed by the House of Representatives, it is challenging to predict whether, when and in what form the MORE Act could be enacted into law and how any such legislation would affect the activities of SpringBig. Similarly, the recently introduced States Reform Act would also effectively carve out state-legal cannabis businesses from Section 280E of the Code but at the same time impose a new excise tax on cannabis businesses (albeit at a lower rate than the proposed MORE Act).

Cannabis businesses may be subject to civil asset forfeiture.

Any property owned by participants in the cannabis industry used in the course of conducting such business, or that represents proceeds of such business or is traceable to proceeds of such business, could be subject to seizure by law enforcement and subsequent civil asset forfeiture because of the illegality of the cannabis industry under federal law. Even if the owner of the property is never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which, with minimal due process, it could be subject to forfeiture. Forfeiture of assets of our cannabis business clients could adversely affect our revenues if it impedes their profitability or operations and our clients’ ability to continue to subscribe to our services.

Due to our involvement in the cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liability.

Insurance that is otherwise readily available, such as general liability and directors’ and officers’ insurance, is more difficult for us to find and is more expensive or contains significant exclusions because our clients are cannabis industry participants. There are no guarantees that we will be able to find such insurance coverage in the future or that the cost will be affordable to us. If we are forced to operate our business without such insurance coverage, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities. If we experience an uninsured loss, it may result in loss of anticipated cash flow and could materially adversely affect our results of operations, financial condition, and business.

There may be difficulty enforcing certain of our commercial agreements and contracts.

Courts will not enforce a contract deemed to involve a violation of law or public policy. Because cannabis remains illegal under U.S. federal law, certain parties to contracts involving the state-legal cannabis industry have argued that the agreement was void as federally illegal or against public policy. Some courts have accepted this argument in certain cases, usually against the company trafficking in cannabis. While courts have enforced contracts related to activities by state-legal cannabis companies, and the trend is generally to enforce contracts with state-legal cannabis companies and their vendors, there remains doubt and uncertainty that we will be able to enforce all of our commercial agreements in court for this reason. We cannot be assured that we will have a remedy for breach of contract, which would have a material adverse effect on our business.

Risks Related to Our Intellectual Property

We may in the future be, subject to disputes and assertions by third parties with respect to alleged violations of intellectual property rights. These disputes could be costly to defend and could harm our business and operating results.

We may, from time to time in the future, face allegations that we have violated the intellectual property rights of third parties, including patent, trademark, copyright and other intellectual property rights. Even if the claims are without merit, defending these types of claims may result in substantial costs, the diversion of the attention of management, and the disruption of our operations. In particular, patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict. We may be required to stop offering certain features, purchase licenses or modify our products and features while we develop non-infringing substitutes, or become subject to significant settlement costs. These claims also could subject us to significant liability for damages and could result in our having to stop using or hosting technology, content, branding or business methods found to be in violation of another party’s rights. We do not own any patents and, therefore, may be unable to deter competitors or others from pursuing patent or other intellectual property infringement claims against us through the threat of counter-suit.

Companies in the software-as-a-service (SaaS) vertical in which we operate and other industries may own large numbers of patents, copyrights, and trademarks and may frequently request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of intellectual property rights. Our platform features third-party brands, which may themselves infringe third party intellectual property rights and could bring us into litigation between the parties. Further, although we contractually seek indemnification protection from our clients, clients may not be solvent or financially able to indemnify us. We may be required or may opt to seek a license of intellectual property rights held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, content, branding, or business methods, which could require significant effort and expense and which we may not be able to accomplish efficiently, or at all. If we cannot use, license, or develop technology, content, branding, or business methods for any allegedly infringing aspect of our business, we may be unable to compete effectively. Further, as we face increasing competition and as our business grows, we will face an increasing likelihood of claims of infringement.

The results of litigation and claims to which we may be subject cannot be predicted with certainty. Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, reputation and operating results.

Some of our solutions contain open source software, which may pose particular risks to our proprietary software and solutions.

We use open source software that we have obtained from third parties or is included in software packages in our solutions and will continue to use open source software in the future. Open source software is generally freely accessible, usable and modifiable, and is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. From time to time, we may face claims from third parties claiming ownership of, or demanding release of, the open source software and/or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license or cease offering the implicated solutions unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business and operating results.

The success of our business heavily depends on our ability to protect and enforce our intellectual property rights.

Our business depends on our intellectual property, the protection of which is crucial to the success of our business. We rely on a combination of trademark, trade secret and other intellectual property rights and laws and contractual restrictions to protect our intellectual property. As examples of such restrictions, we attempt to protect our intellectual property, technology and confidential information by entering into confidentiality and inventions assignment agreements and non-competition agreements with employees, contractors, consultants and business partners who develop intellectual property on our behalf, and entering into non-disclosure agreements with our business partners. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property or technology. Despite our efforts to protect our proprietary rights, unauthorized parties, as examples, may copy aspects of our website features, software and functionality or obtain and use information that we consider proprietary.

Despite our efforts to protect our intellectual property rights, including trademarks, they may not be recognized in the future, or may be invalidated, circumvented or challenged. For example, we have registered, among numerous other trademarks, “SpringBig” as a trademark in the U.S. Competitors have and may continue to adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to consumer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the U.S. and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Our efforts to enforce or protect our proprietary rights may be ineffective and could result in substantial costs and diversion of resources, which could harm our business and operating results.

Further, we may be subject, from time-to-time, to claims that former employees, collaborators or other third parties have an interest in our intellectual property as an inventor or co-inventor. We generally enter into confidentiality and intellectual property assignment agreements with our employees, consultants, and contractors. These agreements generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, those agreements may not be honored and may not effectively assign intellectual property rights to us. Moreover, there may be some circumstances, where we are unable to negotiate for such ownership rights. If we are subject to a dispute challenging our rights in or to patents or other intellectual property, such a dispute could be expensive and time consuming. If we were unsuccessful, we could lose valuable rights in intellectual property that we regard as our own, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Our Securities and Certain Tax Matters

If our performance does not meet market expectations, the price of our securities may decline and the market for our securities may be volatile.

If our performance does not meet market expectations, the price of our shares of common stock may decline. In addition, even if an active market for our shares of common stock develops and continues, the trading price of our shares of common stock could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on the price of our shares of common stock.

Factors affecting the trading price of our shares of common stock may include:

•actual or anticipated fluctuations in our quarterly and annual financial results or the quarterly and annual financial results of companies perceived to be similar to us;

•changes in the market’s expectations about operating results;
•operating results failing to meet market expectations in a particular period, which could impact the market price our shares of common stock;
•operating and stock price performance of other companies that investors deem comparable to us;
•changes in laws and regulations affecting our businesses;
•commencement of, or involvement in, litigation involving the Company;
•changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•any significant change in our Board of Directors or management;
•sales of substantial amounts of our shares of common stock by the Company, Cantor, the Investor or our directors, executive officers or significant shareholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may depress the market price of our shares of common stock irrespective of our operating performance. The stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these shares, and of our securities, may not be predictable. A loss of investor confidence in the market for companies engaging in digital payments or the shares of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our shares of common stock also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

We do not intend to pay cash dividends for the foreseeable future.

We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our Board of Directors deems relevant.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.

The issuance of our shares of common stock in connection with the Notes and Warrants Purchase Agreement or that may otherwise be issued and/or sold by the Company or selling securityholders, could cause substantial dilution, which could materially affect the trading price of our shares of common stock.

To the extent that the Secured Convertible Notes and Investor Warrants are converted into or exercised for shares of common stock, substantial amounts of our shares of common stock will be issued. Under certain default circumstances the Secured Convertible Notes and Investor Warrants may become exercisable at prevailing prices or discounts to prevailing prices, and the conversion price of the Secured Convertible Notes and exercise price of the Investor Warrants may be adjusted in the event of certain issuances of common stock below the original Conversion Price. In addition, we have the ability under certain circumstances to make payments on the Secured Convertible Notes in shares of common stock at then prevailing market prices. As described above, we are required to reserve three times the original number of shares obtainable under the Secured Convertible Notes and Investor Warrants to provide for these circumstances. Although we cannot predict the number of our shares of common stock that will actually be issued in connection with any such conversions and/or sales, such issuances could result in substantial decreases to our stock price.

Further, substantial amounts of our shares of common stock may also be issued, sold and/or resold under our committed equity facility with Cantor and pursuant to the Company’s equity incentive plan, which could cause further substantial dilution of our shares of common stock and materially impact the trading price of our shares of common stock.

A significant portion of our total outstanding shares may be sold into the market in the near future. This could cause the market price of our shares of common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of common stock in the public market could occur at any time as a result of issuances and resales of shares of common stock under the Facility along with other issuances and resales of shares of common stock including shares subject to the Secured Convertible Notes, Investor Warrants, and our public and private warrants, as well as the resale of shares of common stock by other holders, and pursuant to the Company’s equity incentive plan. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our shares of common stock.

Sales of our shares of common stock, or the perception of such sales, including by selling securityholders in the public market or otherwise could cause the market price for our shares of common stock to decline the securityholders selling such securities may still receive significant proceeds.

The sale of our shares of common stock in the public market or otherwise, or the perception that such sales could occur, could harm the prevailing market price of our shares of common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that it deems appropriate (which ability to sell equity securities is also subject to restrictions under the terms of the Secured Convertible Notes and related agreements). Institutional investors and our founder that collectively beneficially own in excess of 50% of the Company’s outstanding shares in the aggregate will be able to resell their shares for so long as a registration statement is available for use. Resales of our shares of common stock may cause the market price of our securities to drop significantly, regardless of the performance of our business.

We have filed registration statements relating to the resale of a large number of shares of common stock representing a large percentage of our public float pursuant to the Notes and Warrants Purchase Agreement, the Facility, and securities held by certain existing shareholders for which such securityholders have registration rights. As such, sales of a substantial number of shares of common stock in the public market could occur at any time. Given the substantial number of shares of common stock being registered for potential resale or the perception in the market that the stockholders of a large number of shares intend to sell shares, could increase the volatility of the market price of our common stock or result in a significant decline in the public trading price of our common stock. Further, certain shares of our common stock that are being registered for resale include shares that were purchased at prices that may be significantly below the trading price of our shares of common stock and the sale of which would result in such selling securityholders realizing a significant gain. Even if our trading price is significantly below $10.00, the offering price for the units offered in Tuatara’s IPO, certain selling securityholders, including the IPO sponsor, may still have an incentive to sell shares of our common stock because they purchased the shares at prices lower than the public investors or the current trading price of our common stock. Public holders of our shares of common stock may not experience a similar rate of return on their shares.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, the price and trading volume of our common stock could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If any of the analysts who may cover SpringBig change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover SpringBig were to cease their coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

We may amend the terms of our public and private warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of common stock purchasable upon exercise of a warrant could be decreased, all without the approval of all securityholders.

Our public warrants were issued in registered form under the warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and Tuatara. In connection with the Domestication, the public warrants which were originally warrants to purchase Tuatara Class A ordinary shares and Tuatara Class B ordinary shares became, by operation of law, warrants to purchase SpringBig common stock. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of curing any ambiguity or curing, correcting or supplementing any defective provision or adding or changing any other provisions with respect to matters or questions arising under the warrant agreement, but requires the approval by the holders of at least 65% of then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of then outstanding public warrants approve of such amendment. Examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of common stock purchasable upon the exercise of a warrant.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an emerging growth company within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could remain an emerging growth company for up to five years from the date of our IPO, although circumstances could cause us to lose that status earlier, including if the market value of our shares of common stock held by non-affiliates exceeds $700,000,000 as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

We have and will continue to incur increased costs as a result of operating as a public company and our management has and will continue to devote a substantial amount of time to new compliance initiatives.

As a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. In addition, we expect to record incremental share-based compensation expense in connection with the consummation of the business combination.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC and the Nasdaq Stock Market LLC. Our management and other personnel have and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and made some activities more time-consuming and costly. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance and forced us to accept reduced policy limits. We cannot predict or estimate the amount or timing of additional costs we have and will continue to incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as executive officers.

Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on our business.

As a public company, we are required to provide management’s attestation on internal controls as required under Section 404(a) of the Sarbanes-Oxley Act. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of us as a privately-held company. If we are not successful in implementing the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.

Failure to properly implement internal controls on a timely basis may lead to the identification of one or more material weaknesses or control deficiencies in the future, which may prevent us from being able to report our financial results accurately on a timely basis or help prevent fraud, and could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the market price of our shares of common stock to decline. If we have material weaknesses in the future, it could affect the financial results that we report or create a perception that those financial results do not fairly state our financial position or results of operations. Either of those events could have an adverse effect on the value of our shares of common stock.

Further, even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our future reporting obligations.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Anti-takeover provisions in our certificate of incorporation and bylaws and under Delaware law could delay or prevent a change in control, limit the price investors may be willing to pay in the future for our shares of common stock and could entrench management.

Our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third-party to acquire us without the consent of our Board of Directors. These provisions provide for:

•a classified Board of Directors with staggered three-year terms;
•the ability of our Board of Directors to determine the powers, preferences and rights of preference shares and to cause us to issue the preference shares without shareholder approval; and
•requiring advance notice for shareholder proposals and nominations and placing limitations on convening shareholder meetings.

These provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions could also discourage proxy contests and make it more difficult shareholders to elect directors of their choosing and cause us to take corporate actions other than those shareholders may desire, any of which could harm our share price.

Our largest shareholders and certain members of our management own a significant percentage of our shares of common stock and are able to exert significant control over matters subject to shareholder approval.

Our founder and certain of our largest shareholders hold a significant percentage of our shares of common stock. As a result, these holders have the ability to substantially influence us and exert significant control through this ownership position and, in the case of certain holders, service on our Board of Directors. For example, these holders may be able to control elections of directors, issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. These holders’ interests may not always coincide with our corporate interests or the interests of other shareholders, and it may exercise its voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other shareholders. So long as these holders continue to own a significant amount of our equity, they will continue to be able to strongly influence and effectively control our decisions.

Future sales and issuances of our shares of common stock, including pursuant to our equity incentive and other compensatory plans, will result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

We may need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution. We may sell shares of common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell shares of common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. In addition, new investors could gain rights superior to our existing shareholders.

Pursuant to SpringBig Holdings, Inc. 2022 Long-Term Incentive Plan (the “Incentive Plan”), we are authorized to grant options and other share-based awards to our employees, directors and consultants. The number of shares of our common stock initially reserved for issuance under the Incentive Plan was 1,525,175, which equaled the amount of shares of our common stock equal to 5% of the sum of (i) the number of shares of our common stock outstanding as of the Closing and (ii) the number of shares of our common stock underlying stock options issued under the SpringBig, Inc. 2017 Equity Incentive Plan (as amended and restated) that are outstanding as of the Closing. Shares subject to stock awards granted under the Incentive Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the Incentive Plan.

Because there are no current plans to pay cash dividends on our shares of common stock for the foreseeable future, you may not receive any return on investment unless you sell our shares of common stock for a price greater than that which you paid for it; furthermore, there is no guarantee that the value of the shares of common stock will increase to a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion, and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, applicable law and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our shares of common stock unless you sell your shares of for a price greater than that which you paid for them; provided, however, that there is no guarantee that the value of the shares of common stock will increase to a price greater than the price for which such shares were purchased.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information required has been previously disclosed in our Current Report on Form 8-K filed with the SEC on June 21, 2022.

On June 14, 2022, at the first closing under the Notes and Warrants Purchase Agreement, we issued and sold to the Investor (i) the Secured Convertible Note in the principal amount of $11.0 million and (ii) the five-year Investor Warrant to purchase 586,980 shares of our common stock at an exercise price of $12.00 per share, for total cash consideration to the Company of $10.0 million. The Senior Convertible Note is convertible at the option of the holder beginning at the earlier of (i) the date of effectiveness of the registration statement registering the resale of the underlying common stock, or (ii) the first anniversary of the issuance date of the Senior Convertible Note, at an initial conversion share price of $12.00 per share, subject to certain anti-dilution adjustments. See Note 10, "Senior Secured Convertible Notes” to our consolidated financial statements.

On June 14, 2022, we issued 1,310,000 shares of common stock pursuant to the PIPE Financing subscription agreements for aggregate consideration of $13.1 million, plus 31,356 shares paid to certain investors pursuant to the Convertible Notes with such investors.

The issuance of the securities in this transaction was made in reliance on exemptions from registration under Section 5 of the Securities Act of 1933, as amended, in reliance on the exemption afforded by Section 4(a)(2) thereof and/or Rule 506 promulgated thereunder. The proceeds from such issuances will be used for general working capital purposes.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed/Furnished Herewith	SEC File #
2.1	Amended and Restated Merger Agreement with Amendment No. 1.	Proxy Statement / Prospectus	Annex A	May 17, 2022		333-262628
3.1	Form of Certificate of Incorporation of SpringBig Holdings, Inc.	Proxy Statement / Prospectus	Annex B	May 17, 2022		333-262628
3.2	Form of By-Laws of SpringBig Holdings, Inc.	Proxy Statement / Prospectus	Annex C	May 17, 2022		333-262628
4.1	Senior Secured Original Issue Discount Convertible Promissory Note dated June 14, 2022 between SpringBig Holdings, Inc. and the holder party thereto.	8-K	4.1	June 21, 2022		001-40049
4.2	Common Stock Purchase Warrant SpringBig Holdings Inc.	8-K	4.2	June 21, 2022		001-40049
10.1	Form of Sponsor Escrow Agreement.	8-K	10.1	June 21, 2022		001-40049
10.2	Amended and Restated Registration Rights Agreement, dated June 14, 2022, by and among New SpringBig, the Sponsor and other holders party thereto.	8-K	10.2	June 21, 2022		001-40049
10.3	Form of Subscription Agreement.	8-K	10.2	November 09, 2021		001-40049
10.4	Securities Purchase Agreement, dated April 29, 2022, among Tuatara Capital Acquisition Corporation, and the purchasers party thereto.	8-K	10.3	May 02, 2022		001-40049
10.5	Registration Rights Agreement, dated June 14, 2022, among SpringBig Holdings, Inc. and the investors party thereto.	8-K	10.5	June 21, 2022		001-40049
10.6#	SpringBig Holdings, Inc. 2022 Long-Term Incentive Plan.	8-K	10.6	June 21, 2022		001-40049
10.7#	Executive Employment Agreement, dated November 8, 2021 by and between SpringBig and Jeffrey Harris.	8-K	10.7	June 21, 2022		001-40049
10.8#	Executive Employment Agreement, dated November 8, 2021 by and between SpringBig and Paul Sykes.	8-K	10.7	June 21, 2022		001-40049
10.9†	Purchase Agreement, dated April 29, 2022, between Tuatara Capital Acquisition Corporation and CF Principal Investments LLC.	8-K	10.2	May 02, 2022		001-40049
10.10	Registration Rights Agreement, dated April 29, 2022, between Tuatara Capital Acquisition Corporation and CF Principal Investments LLC.	8-K	10.3	May 02, 2022		001-40049
10.11†	Amendment No. 1 to Purchase Agreement, dated July 20, 2022, by and between SpringBig Holdings, Inc. and CF Principal Investments LLC.	S-1	10.11	July 22, 2022		333-266293
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
101.INS*	XBRL Instance Document				*
101.SCH*	XBRL Taxonomy Extension Schema Document				*
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document				*
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				*

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SpringBig Holdings, Inc

By:	/s/ Jeffrey Harris
Name:	Jeffrey Harris
Title:	Chief Executive Officer
(Principal Executive Officer)
Date:	August 15, 2022

By:	/s/ Paul Sykes
Name:	Paul Sykes
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	August 15, 2022