Form 10-Q/A
period 2022-06-30
SpringBig Holdings, Inc.
filed 2022-08-18
CIK 1801602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes    No
As of August 17, 2022, there were 25,290,270 shares of common stock, $0.0001 par value issued and outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the registrant's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2022, as filed with the Securities and Exchange Commission by the registrant on August 15, 2022 (the “Original 10-Q”). This Amendment is filed to include the XBRL Interactive Data File presentation and exhibits not included in the Original Filing. No other items are being amended except as described in this Explanatory Note and this Amendment does not reflect any events occurring after the filing of the Original 10-Q.

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

NOTE 20 – SUBSEQUENT EVENTS

Management has considered subsequent events through August 18, 2022, the date this report was issued, and there were no events that required additional disclosure.

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

SpringBig Holdings, Inc

By:	/s/ Jeffrey Harris
Name:	Jeffrey Harris
Title:	Chief Executive Officer
(Principal Executive Officer)
Date:	August 18, 2022

By:	/s/ Paul Sykes
Name:	Paul Sykes
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	August 18, 2022