Form 10-Q
period 2022-09-30
SpringBig Holdings, Inc.
filed 2022-11-15
CIK 1801602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2022
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

Registrant’s telephone number, including area code (800) 972-9172

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes    No
As of November 14, 2022, there were 26,211,914 shares of common stock, $0.0001 par value issued and outstanding.

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

Factors that could cause our actual results and our financial condition to differ materially from those indicated in our forward looking statements include, but are not limited to, the following:

•trends in the cannabis industry and SpringBig’s market size, including with respect to the potential total addressable market in the industry;
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

Item 1. Financial Statements
SPRINGBIG HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)	*
	(In thousands except share data)
ASSETS
Assets
Current assets:
Cash and cash equivalents	$6,806	$2,227
Accounts receivable, net	4,727	3,045
Contract assets	348	364
Prepaid expenses and other current assets	2,425	927
Total current assets	14,306	6,563
Property and equipment, net	434	480
Convertible note receivable	256	—
Total assets	$14,996	$7,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable	1,246	412
Accrued expense and other current liabilities	2,518	1,722
Current maturities of long-term debt	4,999	—
Deferred revenue	330	450
Total current liabilities	9,093	2,584
Notes payable	5,000	—
Warrant liabilities	805	—
Total liabilities	14,898	2,584

Commitments and Contingencies

Stockholders’ Equity
Common stock (par value $0.0001 per share, 300,000,000 authorized at September 30, 2022; 26,211,914 issued and outstanding as of September 30, 2022; (par value $0.0001 per share, 22,764,527 authorized at December 31, 2021; 17,862,108 issued and outstanding as of December 31, 2021;	3	2
Additional paid-in-capital	21,855	17,682
Accumulated deficit	(21,760)	(13,225)
Total stockholders’ equity	98	4,459
Total liabilities and stockholders’ equity	$14,996	$7,043
*Derived from audited consolidated financial statements

The accompanying notes are an integral part of these financial statements

SPRINGBIG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30, 2022		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except share and per share data)

Revenues	$7,456	$6,121	$20,404	$17,028
Cost of revenues	1,912	1,560	5,754	4,913
Gross profit	5,544	4,561	14,650	12,115
Operating expenses
Selling, servicing and marketing	3,075	2,570	9,103	6,993
Technology and software development	2,811	1,916	8,358	4,747
General and administrative	3,215	1,510	8,790	4,383
Total operating expenses	9,101	5,996	26,251	16,123

Loss from operations	(3,557)	(1,435)	(11,601)	(4,008)
Interest income	7	1	7	3
Interest expense	(320)	(5)	(632)	(6)
Change in fair value of warrants	811	—	3,691	—
Forgiveness of PPP loan	—	781	—	781
Loss before income tax	(3,059)	(658)	(8,535)	(3,230)
Income tax expense	—	—	—	—
Net loss	$(3,059)	$(658)	$(8,535)	$(3,230)
Net loss per common share:
Basic and diluted	$(0.12)	$(0.04)	$(0.41)	$(0.18)

Weighted-average common shares outstanding
Basic and diluted	25,629,910	17,771,134	20,928,363	17,757,363

The accompanying notes are an integral part of these financial statements

SPRINGBIG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

Three Months Ended September 30, 2022

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Total
	Shares	Amount	Amount	Amount	Amount

Balance at June 30, 2022	25,290,270	$3	$21,825	$(18,701)	$3,127
Stock-based compensation	—	—	—	—	—
Exercise of stock options	44,451	—	30	—	30
Issue of common stock*	877,193	—	—	—	—
Net loss	—	—	—	(3,059)	(3,059)
Balance at September 30, 2022	26,211,914	$3	$21,855	$(21,760)	$98

*During Q3 2022, the Company issued 877,193 shares in relation to a commitment fee for the Cantor Equity Line

Nine Months Ended September 30, 2022

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Total
	Shares	Amount

Balance at December 31, 2021	17,862,108	$2	$17,682	$(13,225)	$4,459
Stock-based compensation	—	—	1,226	—	1,226
Exercise of stock options	378,869	—	112	—	112
Recapitalization	7,093,744	1	2,835	—	2,836
Issue of common stock*	877,193	—	—	—	—
Net loss	—	—	—	(8,535)	(8,535)
Balance at September 30, 2022	26,211,914	$3	$21,855	$(21,760)	$98

*During Q3 2022, the Company issued 877,193 shares in relation to a commitment fee for the Cantor Equity Line

The accompanying notes are an integral part of these financial statements

SPRINGBIG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

Three Months Ended September 30, 2021

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Total
	Shares	Amount	Amount	Amount	Amount

Balance at June 30, 2021	17,767,555	$2	$17,286	$(10,047)	7,241
Stock-based compensation	—	—	178	—	178
Exercise of stock options	6,052	—	8	—	8
Net loss	—	—	—	(658)	(658)
Balance at September 30, 2021	17,773,607	$2	$17,472	$(10,705)	$6,769

Nine Months Ended September 30, 2021

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Total
	Shares	Amount

Balance at December 31, 2020	17,660,258	$2	$16,999	$(7,475)	$9,526
Stock-based compensation	—	—	415	—	415
Exercise of stock options	6,052	—	8	—	8
Issue of common stock	107,297	—	50	—	50
Net loss	—	—	—	$(3,230)	(3,230)
Balance at September 30, 2021	17,773,607	$2	$17,472	$(10,705)	$6,769

The accompanying notes are an integral part of these financial statements

SPRINGBIG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net loss	$(8,535)	$(3,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	191	62
Discount amortization on convertible note	146	—
Stock-based compensation expense	1,226	415
Forgiveness of PPP Loan	—	(781)
Bad debt expense	280	90
Accrued interest on convertible notes	27	—
Change in fair value of warrants	(3,691)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,990)	(643)
Prepaid expenses and other current assets	(1,499)	(556)
Contract assets	16	(48)
Accounts payable and other liabilities	1,630	707
Contract liabilities	(120)	98
Net cash used in operating activities	(12,318)	(3,886)

Cash flows from investing activities:
Business combination, net of cash acquired	—	(42)
Purchase of convertible note	(256)	—
Purchases of property and equipment	(143)	(429)
Net cash used in investing activities	(399)	(471)

Cash flows from financing activities:
Business combination, net of issuing cost	10,185	—
Proceeds from convertible notes	7,000	—
Proceeds from exercise of stock options	112	—
Net cash provided by financing activities	17,297	—

Net increase (decrease) in cash and cash equivalents	4,580	$(4,357)
Cash and cash equivalents at beginning of period	2,227	10,447
Cash and cash equivalents at end of period	$6,807	$6,090

Supplemental disclosure of non-cash financing activities
Conversion of convertible note and outstanding interest into common stock	$7,305	$—
Warrant assumed in business combination at estimate fair value	$4,496	$—

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

On June 14, 2022 (the “Closing Date”), SpringBig Holdings, Inc. (formerly known as Tuatara Capital Acquisition Corporation (“Tuatara” or “TCAC”)), consummated the business combination of SpringBig, Inc. (“Legacy SpringBig”) and HighJump Merger Sub, Inc., the wholly-owned subsidiary of Tuatara, pursuant to the Amended and Restated Agreement of Plan Merger, dated as of April 14, 2022, as amended, by and among Tuatara, HighJump Merger Sub, Inc. and Legacy SpringBig. Prior to the closing of the business combination (the “Closing”), Tuatara changed its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. In connection with the Closing, the registrant changed its name from Tuatara Capital Acquisition Corporation to “SpringBig Holdings, Inc.” SpringBig will continue the existing business operations of Legacy SpringBig as a publicly traded company. See Note 8, Business Combination, to these consolidated financial statements for further information.

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

Common Stock Purchase Agreement

On April 29, 2022, the Company entered into a Common Stock Purchase Agreement (as amended, the “Stock Purchase Agreement”) with CF Principal Investments LLC ("Cantor"), an affiliate of Cantor Fitzgerald L.P. The Company, in its sole discretion, shall have the right, but not the obligation, to issue and sell to the Cantor, and Cantor shall purchase from the Company, up to $50 million of common shares, par value $0.0001 per share, subject to certain terms and conditions (the “Facility”)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The unaudited consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosure information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three months ended September 30, 2022 and the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for future periods or for the year ending December 31, 2022. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes included in the Company’s Registration Statement on Form S-1 filed with the SEC on July 22, 2022 and the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Tuatara for the fiscal year ended December 31, 2021.

Going Concern and Liquidity

Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $21.8 million as of September 30, 2022. Cash flows used in operating activities were $12.3 million and $3.9 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the Company had approximately $10.2 million in working capital, inclusive of $6.8 million in cash and cash equivalents to cover overhead expenses. Working capital excludes current maturities of long-term debt as those obligations may be satisfied in exchange for stock.

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

Foreign Currency

We translate the financial statements of our foreign subsidiaries, which have a functional currency in the respective country’s local currency, to U.S. dollars using month-end exchange rates for assets and liabilities and actual exchange rates for revenue, costs and expenses on the date of the transaction. Translation gains and losses are included within “other comprehensive income” on the consolidated statements of operations. These gains and losses are immaterial to the financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable. We believe that the assumptions and estimates associated with revenue recognition, software development costs, income taxes, and equity-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the Company's audited consolidated financial statements and accompanying notes included in the Company’s Registration Statement on Form S-1 filed with the SEC on July 22, 2022 and consolidated Financial Statements and Notes thereto included in Tuatara Capital Acquisition Corporation's Report on Form 10-K for the fiscal year ended December
31, 2021.

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
We had one customer representing 10% and 11% of our total revenues for the three and nine months ended September 30, 2022, respectively. By comparison, we had one customer that represented 15% and 11% for the three and nine months ended September 30, 2021.

At September 30, 2022 and December 31, 2021, we had one customer representing 11% and 28% of accounts receivable, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. The Company maintains its cash with three commercial banks.

As of September 30, 2022 and the Company exceeded the federally insured limits of $250,000 for interest and non-interest bearing deposits. The Company had cash balances with a single financial institution in excess of the FDIC insured limits by amounts of $6.0 million as of September 30, 2022. We monitor the financial condition of such institution and have not experienced any losses associated with these accounts.

Effective Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. The amendments in this update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. This update is effective beginning after December 15, 2021. We adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on our consolidated financial statements for the period ended September 30, 2022.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. The ASU enhances and simplifies various aspects of the income tax accounting guidance in ASC 740, including requirements related to the following: (1) hybrid tax regimes; (2) tax basis step-up in goodwill obtained in a transaction that is not a business combination; (3) separate financial statements of entities not subject to tax; (4) intra-period tax allocation exception to the incremental approach; (5) ownership changes in investments; (6) interim-period accounting for enacted changes in tax law; and (7) year-to-date loss limitation in interim-period tax accounting. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. This update is effective beginning after December 15, 2021. We adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on our consolidated financial statements for the period ended September 30, 2022.

In January 2020, the FASB issued ASU 2020-01, Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in this update clarify certain interactions between the guidance to account for certain equity securities. This update is effective beginning after December 15, 2021. We adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on our consolidated financial statements for the period ended September 30, 2022.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. Under ASU 2020-06, embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives, or that do not result in substantial premiums accounted for as paid-in capital. The convertible debt instruments will now be accounted for as a single liability measured at amortized cost. This results in the interest expense recognized for convertible debt instruments to be closer to the coupon interest rate. The new guidance also requires the if-converted method to be applied for all convertible instruments when calculating earnings per share. This update is effective beginning after December 15, 2021. We adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on our consolidated financial statements for the period ended September 30, 2022.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Certain qualitative and quantitative disclosures are required, as well as a retrospective recognition and measurement of impacted leases. In June 2020, FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Deferral of the Effective Dates for Certain Entities, which deferred the effective date of ASU 2016-02 to annual reporting periods beginning after December 15, 2021, with early adoption permitted. In July 2021, the FASB released Update No. 2021-05 Lessors—Certain Leases with Variable Lease Payments. The amendments in this update affect lessors with lease contracts that (1) have variable lease payments that do not depend on a reference index or a rate and (2) would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing. The amendments in this update amend Topic 842. The amendments are effective for fiscal years beginning after December 15, 2021, for all entities, and interim periods within those fiscal years for public business entities and interim periods within fiscal years beginning after December 15, 2022, for all other entities. Management expects that the adoption of this standard will result in the recording of a significant right of use asset and lease liability.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accounts receivable	$4,463	$2,534
Unbilled receivables	715	806
Total Receivables	5,178	3,340
Less allowance for doubtful accounts	(451)	(295)
Accounts receivable, net	$4,727	$3,045

Bad debt expense was $94,000 and $30,000 for the three months ended September 30, 2022 and 2021, respectively, and $280,000 and $90,000 for the nine months ended September 30, 2022 and 2021, respectively.
NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid insurance	$1,368	$15
Other prepaid expenses	968	828
Deposits	89	84
	$2,425	$927

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Computer equipment	$322	$225
Furniture & Fixtures	15	—
Data warehouse	286	256
Software	196	196
Total Cost	819	677
Less accumulated depreciation and amortization	(385)	(197)
Property and Equipment	$434	$480
The useful life of computer equipment, software, and the data warehouse is 3 years. Furniture and fixtures are depreciated over 5 years.

Depreciation and amortization expense for the three months ended September 30, 2022 and 2021 was $67,000 and $50,000, respectively, and $191,000 and $62,000 for the nine months ended September 30, 2022 and 2021, respectively.

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

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued wages, commission and bonus	$1,043	$805
Accrued expenses	299	862
Deferred financial advisory fees	1,000	—
Other liabilities	176	55
	$2,518	$1,722

Related Party Vendors

The Company incurred software development and information technology related costs to a vendor related to a major stockholder of approximately $44,000 and $107,000 for the three and nine months ended September 30, 2022, respectively, with $80,000 and $261,000 for the three and nine months ended September 30, 2021, respectively. These amounts are included in technology and software development expenses.

NOTE 8 – BUSINESS COMBINATION

Reverse Merger

The business combination between Tuatara and Legacy SpringBig was consummated on June 14, 2022. Holders of an aggregate of 19,123,806 Class A ordinary shares of Tuatara sold in its initial public offering exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from Tuatara’s IPO, which was approximately $10.01 per share, or $191,437,817 in the aggregate. The holders that did not elect to have their shares redeemed, received, following the domestication, additional shares of common stock which amounted to 876,194 shares of common stock, resulting in total shares of 1,752,388.

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

On April 29, 2022, the Company entered into the Stock Purchase Agreement with Cantor, which was subsequently amended on July 20, 2022. The Company, in its sole discretion, shall have the right, but not the obligation, to issue and sell to Cantor, and Cantor shall purchase from the Company, up to $50.0 million of common shares, par value $0.0001 per share, subject to certain terms and conditions. In connection with the Facility, the Company incurred a $1.5 million commitment fee which it settled in exchange for 877,193 shares of common stock.

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

Of the 1,341,356 shares of common stock shown above, 730,493 shares were issued to holders of the Convertible Note (which was converted at Closing), representing repayment of principal of $7.0 million and outstanding interest of $305,000, in accordance with the terms of the Convertible Notes. See Note 9, 15% Convertible Promissory Note, to these consolidated financial statements for further information.

Acquisition of Beaches Development Group Ltd

In January 2021, Legacy SpringBig formed Medici Canada LLC, an indirect wholly owned subsidiary of the Company, to acquire all the issued and outstanding capital stock of Beaches Development Group LTD, an Ontario corporation, pursuant to a stock purchase agreement.

The fair value of the consideration paid in connection with this transaction was satisfied through the issuance of 107,296 shares of the Company’s common stock, par value $0.0001 per share (180,972 converted at a conversion rate of 0.59289 into SpringBig Holdings, Inc. shares), valued at $135,000 plus cash consideration of $155,000.

The purchase price allocation is as follows (in thousands):

Fair value of shares	$135
Less: Post combination cost - restricted shares	(85)
Fair value of net shares	50
Cash consideration	132
Indemnity holdback	23
Fair value of purchase consideration	$205

Assets assumed	$9
Goodwill	—
Intangibles (Software)	196
Fair value of assets	$205

Of the 107,296 shares, 39,762 shares with a value of approximately $50,000 were issued to the sellers at the closing of the transaction. Two of the sellers signed employment contracts with Beaches Development Group LTD; 67,535 shares were allocated to them as purchase consideration with a value of $85,000 and were unvested as of the closing date of the acquisition (the “acquisition date”). Such unvested shares were scheduled to vest, over a two-year period, with 50% in the first year 1 and the remaining 50% in the second year following the acquisition date. As a result, the shares were treated as post-combination expense and were restricted at the time of issuance. All unvested shares were subsequently vested with the consummation of the business combination on June 14, 2022.

Approximately $23,000 of the cash price was initially withheld as an indemnity holdback to offset any losses payable by the Company for a period of 12 months, any remaining indemnity to be released to the seller’s representative. The indemnity holdback was paid to the seller during the nine months ended September 30, 2022.

Medici Canada LLC assumed cash totaling $9,000; this was the only tangible asset assumed at purchase, no liabilities assumed. The purchase price was allocated to the cash assumed with the excess of $196,000 allocated to software intangible assets and is included under property and equipment in the Company’s balance sheet as of September 30, 2022 and December 31, 2021. The Company adopted a cost to replace valuation approach in ascertaining the value of the software.

Software intangible assets are being amortized over a three-year period. The Company incurred amortization expense of approximately $16,000 and $49,000, respectively, for the three and nine months ended September 30, 2022, which is included in general and administrative expenses in the consolidated statement of operation. The aggregate remaining amortization expense is approximately $87,000.

NOTE 9 – 15% CONVERTIBLE PROMISSORY NOTES

In February 2022, the Company issued $7.0 million in aggregate principal amount of convertible promissory notes due September 30, 2022 (the “Convertible Notes”).

The Convertible Notes accrued interest at the rate of 15% per annum on the principal amount of the Convertible Notes, due and payable at the maturity date of September 30, 2022 (the “Maturity Date”), if not converted prior to the maturity date. Under the terms of such notes, the conversion of the Convertible Notes could be triggered by the closing of the business combination between Tuatara and Legacy SpringBig, the occurrence of the stated maturity date, or in connection with certain equity issuances. The Convertible Notes contained customary events of default such as failures to observe or perform any covenants, obligation, condition or agreement contained in the Convertible Notes and commencement of bankruptcy.

In connection with the consummation of the business combination, the Convertible Notes and outstanding accrued interest converted in full into 730,493 shares of common stock at a price of $10.00 per share, representing repayment of principal of $7.0 million and outstanding interest of $305,000, in accordance with the terms of the Convertible Notes.

NOTE 10 – SENIOR SECURED CONVERTIBLE NOTES

In connection with the business combination, on June 14, 2022, the Company issued $11.0 million in aggregate principal amount of Senior Secured Original Issue Discount Convertible Note, due June 14, 2024 (the “Secured Convertible Notes”), issued at a discount of $1.0 million, with proceeds of $10.0 million received on the Closing Date. The Secured Convertible Notes accrue interest at the rate of 6.0% per annum which, along with equal principal payments through June 2024, are due in cash in arrears beginning six months after the notes’ issuance. The Company may, at its option, satisfy each principal payment either in cash or, if certain conditions set forth in the Secured Convertible Notes are met, by issuing a number of shares of common stock equal to the amount due on such date divided by the lower of (i) the number of shares determined based on at a rate of $12.00 per share or (ii) 93% of the volume-weighted average price prior to such monthly payment date.

A warrant representing 586,890 shares of common stock of the Company (the “Convertible Warrant”) was also issued in a private placement with the purchaser party thereto. The Convertible Warrant is exercisable for shares of the Company’s common stock at an exercise price of $12.00 per share, subject to certain anti-dilution adjustments.

The Note is currently convertible at the option of the holder at an initial conversion share price of $12.00 per share.

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

The Company determined that the Secured Convertible Notes meet the variable share obligations requirements under ASC 480, Distinguishing Liabilities From Equity, and as a result is classified as a liability measured at amortized carrying value.

At September 30, 2022, the outstanding principal of the Secured Convertible Notes was $11.0 million with a carrying value of $10.0 million.

The Company recorded $320,000 and $632,000 of interest expense for the three and nine months ended September 30, 2022.

NOTE 11 – WARRANT LIABILITIES

Prior to the business combination, at the time of their initial public offering, TCAC issued warrants to purchase 10,000,000 Class A ordinary shares at a price of $11.50 per share, for aggregate consideration of $10.0 million as part of the units offered by the prospectus and, simultaneously with the closing of their initial public offering, issued in a private placement an aggregate of 6,000,000 private placement warrants for aggregate consideration of $6.0 million, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share.

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

At September 30, 2022, the estimated fair value of the warrants is $0.8 million.

The Company recorded a change in fair value gain of approximately $0.8 million and $3.7 million for the three and nine months ended September 30, 2022, respectively. These amounts are is included in the statements of operations for the periods then ended.

The fair value is determined in accordance with ASC 820, Fair Value Measurement. See Note 15, Fair Value Measurements, to the accompanying consolidated financial statements for further information.

NOTE 12 – REVENUE RECOGNITION

The following table represents our revenues disaggregated by type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Brand revenue	$267	$166	$704	$450
Retail revenue	7,189	5,955	19,700	16,578
Total Revenue	$7,456	$6,121	$20,404	$17,028

Geographic Information

Revenue by geographical region consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Brand revenue
United States	266	166	703	450
Canada	1	—	1	—
Retail revenue
United States	7,013	5,870	19,125	16,482
Canada	176	85	575	96
	$7,456	$6,121	$20,404	$17,028

Revenues by geography are generally based on the country of the Company’s contracting entity. Total United States revenue was approximately 98% of total revenue for the three and nine months ended September 30, 2022 and 99% for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022 and December 31, 2021, approximately 76% and 71% of our long-lived assets were attributable to operations in the United States, respectively. The remaining assets are located in Canada.

NOTE 13 – CONTRACT ASSETS AND LIABILITIES

Contract assets consisted of the following as of (in thousands):

	September 30,	December 31,
	2022	2021

Deferred sales commissions	$348	$364

Contract liabilities consisted of the following as of (in thousands):

	September 30,	December 31,
	2022	2021

Deferred retail revenues	$310	$332
Deferred brands revenues	20	118
Contract liabilities	$330	$450

The movement in the contract liabilities during the nine months ended September 30, 2022 and the year ended December 31, 2021, comprised the following (in thousands):

	September 30,	December 31,
	2022	2021
The movement in the contract liabilities during each period comprised the following:

Contract liabilities at start of the period	$450	$560
Amounts invoiced during the period	13,627	13,512
Less revenue recognized during the period	(13,747)	(13,622)
Contract liabilities at end of the period	$330	$450

NOTE 14 – STOCK BASED COMPENSATION

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

During the nine months ended September 30, 2022 and 2021, compensation expense recorded in connection with the Legacy Incentive Plan was $1.1 million and $415,000 for the nine months ended September 30, 2022 and 2021, these are included in administrative expense on the statements of operations.

The following table summarizes information on stock options outstanding as of September 30, 2022 under the Legacy Incentive Plan:

	Options Outstanding		Options Vested and Exercisable
Fixed Options	Number of Options	Weighted Average Exercise Price (Per Share)	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (Per Share)
Outstanding Balance, January 1, 2022	6,835,809	$0.38	4,628,311	6.79	$0.24
Options granted	—
Options exercised	(564,038)	$0.55
Options forfeited	(61,460)	$0.75
Options cancelled	(4,791)	$0.75
Outstanding Balance, June 14, 2022	6,205,520
Conversion ratio	0.5929
SpringBig Holdings options	3,679,171
Options exercised	(44,451)	0.32
Options forfeited	(42,629)	1.11
Outstanding Balance, Sept. 30, 2022	3,592,091	$0.58	3,423,488	6.47	$0.55

The intrinsic value of the options exercised during the nine months ended September 30, 2022 and 2021 were $3.3 million and $13,000, respectively. As of September 30, 2022, the intrinsic value of the 3,423,488 options outstanding and exercisable was $1.3 million. As of September 30, 2022, the total compensation cost related to non-vested awards not yet recognized was $169,000 with a weighted-average period of 1.75 years over which it is expected to be recognized.

With the consummation of the business combination, all outstanding options were vested with the exception of 192,689 options granted to certain executives of the Company. The cost associated with the early vesting was $924,000 and is included in administrative expense on the statement of operations.

During the nine months ended September 30, 2022 and 2021, the Company used the Black-Scholes option-pricing model to value option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimations. The Company based its expected volatility based on the volatilities of certain publicly traded peer companies.

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

On July 7, 2022, the Company issued 761,500 Restricted Stock Units to its employees, which were awarded when the price per share was $1.97. For the nine months ended September 30, 2022, the Company recognized $124,000 of compensation expense related to the Restricted Stock Units. The Restricted Stock Units will vest over a 3 year period. As of September 30, 2022, the total compensation cost related to non-vested awards not yet recognized was $1.4 million with a weighted-average period of 2.75 years over which it is expected to be recognized.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company leases office facilities in Boca Raton, Florida, Seattle, Washington and Ontario, Canada under non-cancelable operating lease agreements. The leases require monthly payments ranging from $7,000 to $42,000 and expire on various dates through February 2031. In addition to minimum rent, the Company is required to pay a proportionate share of operating expenses under these leases.

During the three months ended September 30, 2022, the Company entered into a lease with the current landlord for the Company’s corporate headquarters under which the current leases will be replaced by the new lease on a single floor in the same building as the Company currently occupies. The new lease will commence on the sooner of the day the Company takes occupancy or day of substantial completion of leasehold improvements. The new lease term is for 98 months. Rental payments range from $38,000 to $48,000 over the life of the lease.

Rent expense was approximately $202,000 and $154,000 for the three months ended September 30, 2022 and 2021, respectively, with $623,000 and $453,000 for the nine months ended September 30, 2022 and 2021, respectively.

Employment Agreements

The Company has entered into employment agreements with Jeffrey Harris, CEO of SpringBig, and Paul Sykes, CFO of SpringBig, which became effective as of the Closing. Pursuant to his employment agreement, Mr. Harris will receive an annual salary of $450,000, will be eligible for a target cash incentive opportunity of up to 137.5% of his annual base salary, and will be eligible to receive equity incentive awards under SpringBig’s long-term incentive plan as in effect from time to time.

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

NOTE 16 – FAIR VALUE MEASUREMENTS

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

Liabilities measured at fair value on a recurring basis

The balances of the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2022, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Public warrants	805	—	—	805
	$805	$—	$—	$805

The following is a description of the methodologies used to estimate the fair values of liabilities measured at fair value on a recurring basis and within the fair value hierarchy.

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

The Company utilizes a fair value approach to account for its warrants based on the quoted price at September 30, 2022, the calculation is consistent with ASC 820, Fair Value Measurement, with changes in fair value recorded in current earnings.

At September 30, 2022, the value of the public warrants were approximately $0.8 million using a closing price of $0.0503.

Changes in Fair Value

The following tables provides a roll-forward in the changes in fair value for the nine months ended September 30, 2022, for all liabilities for which the Company determines fair value on a recurring basis (in thousands):

Warrants
Balance, January 1, 2022	$—
Assumed in business combination	4,496
Change in fair value	(3,691)
Balance, September 30, 2022	$805
Changes in fair value included in earnings for the period relating to liabilities held at September 30, 2022	$(3,691)

There were no transfers of financial liabilities between levels of the fair value hierarchy during the nine months ended September 30, 2022.

Other Fair Value Considerations – Carrying value of accounts receivables, contract assets, prepaid expenses and other assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities and/or low credit risk.

NOTE 17 – STOCKHOLDERS’ EQUITY

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

With the consummation of the business combination, Legacy SpringBig issued and outstanding shares were converted into shares of SpringBig common stock as follows:

	Legacy SpringBig	Conversion Rate	SpringBig
Series B Preferred	4,585,202	0.59289	2,718,522
Series A Preferred	5,088,944	0.59289	3,017,184
Series Seed Preferred	6,911,715	0.59289	4,097,887
Common Stock	14,105,371	0.59289	8,362,933
	30,691,232		18,196,526

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

NOTE 18 – NET LOSS PER SHARE

Given the consummation of the business combination, ASC 805, Business Combination states that the equity structure for the prior period of Legacy SpringBig (the accounting acquirer) is restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of the accounting acquiree issued in the business combination.

As of September 30, 2022 and 2021, there were 26,211,914 and 17,773,607 shares of common stock issued and outstanding, respectively.

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including outstanding stock options. Basic and diluted net loss per share was the same for each period presented, given that there are losses during the period, the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table reconciles actual basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021, respectively (in thousands, except share and per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loss per share:
Numerator:
Net loss	$(3,059)	$(658)	$(8,535)	$(3,230)
Denominator
Weighted-average common shares outstanding
Basic and diluted	25,629,910	17,771,134	20,928,363	17,757,363
Net loss per common share
Basic and diluted	$(0.12)	$(0.04)	$(0.41)	$(0.18)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share for the three months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30, 2022
	2022	2021
Shares unvested and subject to exercise of stock options	168,603	4,154,898
Shares subject to outstanding common stock options	3,423,488	2,515,944
Shares subject to convertible notes stock conversion	916,667	—
Shares subject to warrants stock conversion	16,586,980	—
Shares subject to contingent earn out	10,500,000	—
Restricted stock units	761,500	—

NOTE 19 – BENEFIT PLAN

The Company maintains a safe harbor 401(k) retirement plan for the benefit of its employees. The plan allows participants to make contributions subject to certain limitations. Company matching contributions were $160,000 and $64,000 for the three months ended September 30, 2022 and 2021, respectively, and $345,000 and $97,000 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 20 – INCOME TAXES

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance against its deferred tax assets. For the three and nine months ended September 30, 2022, the Company recorded an immaterial provision for income taxes.

NOTE 21 – SUBSEQUENT EVENTS

Management has considered subsequent events through November 14, 2022, the date this report was issued, and there were no events that required additional disclosure.

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

SpringBig serves approximately 1,390 brand and retailer clients across more than 2,800 distinct retail locations in North America. Our clients distribute more than 2.0 billion messages annually, and in the last year more than $7.3 billion of gross merchandise value was accounted for by clients utilizing our platform.

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

The business combination was accounted for as a “reverse recapitalization”. A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the financial statements of Legacy SpringBig in many respects. Under this method of accounting, Tuatara was treated as the “acquired” company for financial reporting purposes. For accounting purposes, Legacy SpringBig was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Legacy SpringBig (i.e., a capital transaction involving the issuance of stock by Tuatara for stock of Legacy SpringBig). Accordingly, the consolidated assets, liabilities and results of operations of Legacy SpringBig became the historical financial statements of the combined company, and Tuatara’s assets, liabilities and results of operations were consolidated with Legacy SpringBig beginning on the acquisition date. Operations prior to the business combination are presented as those of Legacy SpringBig. The net assets of Tuatara were recognized at historical cost (which are consistent with carrying value), with no goodwill or other intangible assets recorded.

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

Key Operating and Financial Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following is our analysis for the three and nine months ended September 30, 2022 and 2021, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$7,456	$6,121	$20,404	$17,028
Net loss	(3,059)	(658)	(8,535)	(3,230)
Adjusted EBITDA	(3,490)	(1,207)	(9,634)	(3,531)

Number of retail clients	1,390	850	1,390	850
Net revenue retention	119%	85%	119%	85%
Number of messages (million)	586	485	1,501	1,336

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

We view a net revenue retention rate exceeding 100% as positive because this is indicative of increasing subscription revenue without including the impact of the initial recurring revenue from new clients during the month in which they are on-boarded. We believe that we can drive this metric by continuing to focus on existing clients and by revenue-increasing activities, such as client upgrades. Net revenue retention is measured over the twelve-month period ending at the reporting date and if the ratio exceeds 100% this is an indication of upgrades from clients exceeding the value of any lost clients and downgrades in subscriptions. The net revenue retention is calculated based on subscription revenues only and does not include the impact of excess use revenue.

Number of Messages Sent. We believe that the volume of messages sent, measured in standardized message size, is important as it indicates the frequency of use and level of engagement of our platform by our clients.

EBITDA and Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed EBITDA, which is a non-GAAP financial measure that we calculate as net income before interest, taxes, depreciation and amortization and Adjusted EBITDA, which represents EBITDA adjusted for certain unusual or infrequent items (such as changes in the fair value of warrants).

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
•EBITDA and Adjusted EBITDA do not reflect interest payments that may represent a reduction in cash available;
•EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs; and
•EBITDA and Adjusted EBITDA do not reflect tax payments that may represent a reduction in cash available.

Because of these limitations, you should consider EBITDA and Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results.

A reconciliation of net loss before taxes to non-GAAP EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(3,059)	$(658)	$(8,535)	$(3,230)
Interest income	(7)	(1)	(7)	(3)
Interest expense	320	5	632	6
Depreciation expense	67	50	191	62

EBITDA	(2,679)	(604)	(7,719)	(3,165)

Stock based compensation*	—	178	1,226	415
PPP Loan Forgiveness	—	(781)	—	(781)
Business combination related bonus	—	—	550	—
Change in fair value of warrants	(811)	—	(3,691)	—

Adjusted EBITDA	$(3,490)	$(1,207)	$(9,634)	$(3,531)
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

Regulation and Maturation of Cannabis Markets

We believe that we will have significant opportunities for growth as more jurisdictions legalize cannabis for medical and/or adult use and the regulatory environment continues to develop. We intend to explore new expansion opportunities as additional jurisdictions legalize cannabis for medical or adult use and leverage our existing business model to enter new markets. We believe our understanding of the space coupled with our experienced sales force will enable us to quickly enter and execute in new markets and capture new business, which we sustain via our best-in-class product offerings. Further, a change in U.S. federal regulations could result in our ability to engage in additional outlets, including the fintech, payments and e-commerce space.

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

We believe our platform’s scale and strong customer loyalty market themselves; however, we implement a variety of marketing efforts to attract retailers and brands not yet on our platform. Marketing efforts include multiple strategies designed to attract and retain both retail and brands subscribers.

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

Cost of Revenue

Cost of revenue primarily consists of amounts payable to distributors of messages on behalf of the Company’s customers across cellular networks and integrations.

Selling, Servicing and Marketing Expenses

Selling, servicing, and marketing expenses consist of salaries, benefits, travel expense, and incentive compensation for our sales, servicing, and marketing employees. In addition, sales, servicing, and marketing expenses include business acquisition marketing, events cost, and branding and advertising costs.

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

Results of Operations

Comparison of Three Months Ended September 30, 2022 compared to Three Months Ended September 30, 2021

The following tables set forth our results of operations for the periods indicated:

	Three Months Ended September 30,
	2022	2021	Increase (decrease)	%
	(in thousands)
Revenue	$7,456	$6,121	$1,335	22%
Cost of revenue	1,912	1,560	352	23%
Gross profit	5,544	4,561	983	22%
Operating expenses:
Selling, servicing and marketing	3,075	2,570	505	20%
Technology and software development	2,811	1,916	895	47%
General and administrative	3,215	1,510	1,705	113%
Total operating expenses	9,101	5,996	3,105	52%
Loss from operations	(3,557)	(1,435)	(2,122)	148%
Interest income	7	1	6	nm
Interest expense	(320)	(5)	(315)	nm
Forgiveness of PPP Loan	—	781	(781)	nm
Change in fair value of warrants	811	—	811	nm
Loss before taxes	(3,059)	(658)	(2,401)	365%
Provision for income taxes	—	—	—	—
Loss after taxes	$(3,059)	$(658)	$(2,401)	365%
nm-not meaningful
Revenues. Revenues increased $1.3 million for the three months ended September 30, 2022, representing a 22% increase compared with the same period in 2021. Our subscription revenue was $5.4 million for the three months ended September 30, 2022 compared with $3.6 million in the same quarter in 2021, representing 48% year over year growth. The excess use revenue declined by 24% year over year due to the weaker economy and the fact that some excess use revenue in the comparable prior period had converted into recurring subscription revenues due to clients upgrading their subscriptions. Our revenue from Brands clients increased by 61% year over year and was $267,000 in the three months ended September 30, 2022, as compared to $166,000 for the three months ended September 30, 2021.

The Company's net revenue retention rate was 119% for the three months ended September 30, 2022, an increase from our net revenue retention rate of 85% for the same period in 2021, with the ratio continuing to exceed our target of 100% as a result of subscription upgrades and growth exceeding the value of lost and downgraded subscriptions.

Gross Profit. Gross profit increased to $5.5 million for the three months ended September 30, 2022 from $4.6 million for the three months ended September 30, 2021, representing a 22% increase. The cost of revenue increased by $0.4 million, representing a 23% increase over the three months ended September 30, 2021. The increase was primarily due to the increasing volume of communication messages distributed by clients, with a total of approximately 586 million messages in the quarter ending September 30, 2022, which constitutes an increase of 101 million messages, or 17% higher than in the same period last year. Our gross margin percentage remains reasonably consistent at 74.5% for the quarter ended September 30, 2022 as compared to 74.4% for the same period in 2021.

Operating Expenses. Our operating expenses increased by $3.1 million, or 52%, for the three months ended September 30, 2022 compared with the same period in 2021.

Selling, servicing and marketing expenses increased by $0.5 million, or 20%, for the quarter ended September 30, 2022, compared to the same period in 2021. As we continue to scale the business, we have continued to increase the scale of our sales, service and marketing operations, and in particular grew the number of employees in our Toronto office and in our client support organization when comparing the quarter ending September 30, 2022 with the same three months in the prior year.

Technology and software development expenses increased by $0.9 million, or 47%, for the quarter ended September 30, 2022, compared to the same period in 2021, with the increase being attributable to higher headcount primarily through using offshore contract engineering resources to enable an acceleration in the pace of developing and enhancing our software platform.

General and administrative expenses increased by $1.7 million, or 115%, for the quarter ended September 30, 2022, compared to the same period in 2021 due to additional rent expense, including the expansion of our office in Toronto, higher personnel-related costs as we increased headcount, and additional expenses related to preparing for and becoming a publicly listed company, specifically relating to legal, accounting and auditing fees, and directors’ and officers’ liability insurance premiums. We incurred expenses related to being a publicly listed company of approximately $1.2 million for the three months ended September 30, 2022.

Interest Expense. Interest expense was $0.3 million for the quarter ended September 30, 2022 due to interest payable on the 6.0% Convertible Notes issued in connection with the merger completed on June 14, 2022.

Change in fair value of warrants. The liability relating to warrants issued by SpringBig is included on the balance sheet at the fair value prevailing at the end of the accounting period and any change in value is reported in the income statement. As at September 30, 2022, the market value of the public warrants, which are listed on the Nasdaq stock exchange was $0.0503 per warrant compared with $0.1012 at June 30, 2022. The reduction in and the resulting change in value since the the quarter ending June 30, 2022 was $0.8 million.

Comparison of Nine Months Ended September 30, 2022 and Nine Months Ended September 30, 2021

The following tables set forth our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2022	2021	Increase (decrease)	%
	(in thousands)
Revenue	$20,404	$17,028	$3,376	20%
Cost of revenue	5,754	4,913	841	17%
Gross profit	14,650	12,115	2,535	21%
Operating expenses:
Selling, servicing and marketing	9,103	6,993	2,110	30%
Technology and software development	8,358	4,747	3,611	76%
General and administrative	8,790	4,383	4,407	101%
Total operating expenses	26,251	16,123	10,128	63%
Loss from operations	(11,601)	(4,008)	(7,593)	189%
Interest income	7	3	4	nm
Interest expense	(632)	(6)	(626)	nm
Forgiveness of PPP loan	—	781	(781)	nm
Change in fair value of warrants	3,691	—	3,691	nm
Loss before taxes	(8,535)	(3,230)	(5,305)	164%
Provision for income taxes	—	—	—	—
Loss after taxes	$(8,535)	$(3,230)	$(5,305)	164%
nm - not meaningful

Revenues. Revenues increased by $3.4 million for the nine months ended September 30, 2022, representing a 20% increase compared with the same period in 2021. Our subscription revenue was $15.2 million for the nine months ended September 30, 2022 compared with $10.6 million in the same period in 2021, representing 40% year over year growth. The excess use revenue declined by 22% year over year due to the weaker economy and the fact that some prior year excess use revenue has now converted into recurring subscription revenues due to clients upgrading their subscriptions. Our revenue from brands clients increased by 56% year over year and was $704,000 in the nine months ended September 30, 2022, as compared to $450,000 for the nine months ended September 30, 2021.

Gross Profit. Gross profit increased to $14.7 million for the nine months ended September 30, 2022 from $12.1 million for nine months ended September 30, 2021, representing a 21% increase. The cost of revenue increased by $841,000, representing an 17% increase, for the nine months ended September 30, 2022. The increase was primarily due to the increasing volume of communication messages distributed by clients, with a total of approximately 1.50 billion messages during the nine months ended September 30, 2022, representing an increase of 165 million, or 12% higher, than in the same period last year. The percentage increase in cost of revenue is lower than our revenue growth over the same period and therefore our gross margin percentage increased by 0.7% compared with the same period in 2021 to 71.8% for the nine months ended September 30, 2022.

Operating Expenses. SpringBig continues to prioritize revenue growth while ensuring expenses are managed in an appropriate manner to ensure we are able to handle the growth with appropriate personnel, infrastructure, and processes and also ensuring net loss is maintained within an acceptable range.

Our operating expenses increased by $10.1 million, or 63%, for the nine months ended September 30, 2022 compared with the same period in 2021.

Selling, servicing, and marketing expenses increased by $2.1 million, or 30%, for the nine months ended September 30, 2022, compared to the same period in 2021. As we continue to scale the business, we continue to increase the scale of our sales, service, and marketing operations, in particular we grew the number of employees in our Toronto office and in our client support organization when comparing the nine months ended September 30, 2022 with the same period in 2021.

Technology and software development expenses increased by $3.6 million, or 76%, for nine months ended September 30, 2022, compared to the same period in 2021, with the increase being attributable to higher headcount primarily through using offshore contract engineering resources to enable an acceleration in the pace of developing and enhancing our software platform.

General and administrative expenses increased by $4.4 million, or 101%, for the nine months ended September 30, 2022, compared to the same period in 2021 due to additional rent expense, including the expansion of our office in Toronto, higher personnel-related costs as we increased headcount and additional expenses related to preparing for and becoming a publicly listed company, specifically relating to legal, accounting and auditing fees, and directors’ and officers’ liability insurance premiums..

Stock based compenstation. Compensation expense recorded in connection with the Legacy Incentive Plan was $1.2 million and $415,000 for the nine months ended September 30, 2022, which are included in administrative expense on the statements of operations.

Interest Income (Expense). Interest expense was $632,000 for the nine months ended September 30, 2022 due to interest on the 15% Convertible Notes and the 6.0% Convertible Notes issued in connection with the the merger consummated on June 14, 2022. Interest expense was immaterial for the nine months ended September 30, 2021.

Change in fair value of warrants. The liability relating to warrants issued by SpringBig is included on the balance sheet at the fair value prevailing at the end of the accounting period and any change in value is reported in the income statement. As at September 30, 2022, the market value of the public warrants, which are listed on the Nasdaq stock exchange was $0.0503 per warrant. These warrants were not issued as of December 31, 2021, but were recorded in connection with the accounting related to the June 14, 2022 merger. As of the merger date, the fair value per warrant was $0.2810. The liability relating to warrants issued by SpringBig is included on the balance sheet at the fair value prevailing at the end of the accounting period. During the nine months ended September 30, 2022, $3.7 million of gain related to the change in value of the warrants is reported in the income statement.

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

Additionally, following the execution of the merger agreement, we entered into two incremental financing agreements. An institutional investor through a securities purchase agreement agreed to purchase $11.0 million of 6.0% Senior Secured Original Issue Discount Convertible Notes due in 2024 and a number of warrants equal to one-half of the principal amount of notes divided by the volume weighted average price on the trading day prior to closing. This financing closed immediately after the business combination.

The Company also entered into a committed equity line facility (the “Facility”) with CF Principal Investments, LLC (“Cantor”) for up to $50.0 million in aggregate gross purchase price of newly issued shares of our common stock after the closing of the business combination. In connection with the Facility, the Company incurred a $1.5 million commitment fee which it settled in exchange for 877,193 shares of common stock.

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

The following table summarizes our cash, accounts receivable, and working capital at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$6,806	$2,227
Accounts receivable, net	4,727	3,045
Working capital	10,212	3,979

We believe that the balance of cash, which was $6.8 million as of September 30, 2022, will be sufficient to satisfy our operating cash requirements over the next twelve months and beyond. This estimate is based on our current business plan and expectations and assumptions in light of current macroeconomic conditions. We have based these estimates on assumptions that may prove to be wrong and could use our available capital resources sooner than we currently expect, and future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section entitled “Risk Factors” in the Quarterly Report on Form 10-Q for Q2 2022. Although we are not currently a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity financing, incur indebtedness, or use cash resources. We have no present understandings, commitments or agreements to enter into any such acquisitions.

To the extent existing cash and investments and cash from operations are not sufficient to fund future activities, we may need to raise additional funds. We may seek to raise additional funds through equity, equity-linked, or debt financings. If we raise additional funds by incurring indebtedness, such indebtedness may have rights that are senior to holders of our equity securities and could contain covenants that restrict operations. Any additional equity financing may be dilutive to stockholders. Further, the Secured Convertible Notes also contain a number of restrictive covenants that may impose significant restrictions on obtaining future financings, including restrictions on SpringBig’s ability to do any of each following while the Secured Convertible Notes remain outstanding: (i) incurring additional indebtedness and guaranteeing indebtedness; (ii) incurring liens or allowing mortgages or other encumbrances; (iii) prepaying, redeeming, or repurchasing certain other debt; (iv) paying dividends or making other distributions or repurchasing or redeeming its capital stock; (v) selling assets or entering into or effecting certain other transactions (including a reorganization, consolidation, dissolution or similar transaction or selling, leasing, licensing, transferring, or otherwise disposing of assets of the Company or its subsidiaries); (vi) issuing additional equity (outside of the equity facility, issuances under our equity compensation plan and other limited exceptions until a resale registration statement registering all of the common stock underlying the notes and warrants with the Investor is declared effective by the SEC); (vii) entering into variable rate transactions (exclusive of the equity facility); and (viii) adopting certain amendments to our governing documents, among other restrictions. In addition, the noteholders have the right, for 18 months following the first closing of the notes and warrants with the Investor, to purchase up to 30% of the securities we may offer in subsequent financings. Accordingly, we may be limited in our ability to raise additional capital on acceptable terms or at all within such limitations. Such restrictions may be waived by consent of the noteholder.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	$(12,318)	$(3,886)
Investing activities	(399)	(471)
Financing activities	17,297	—
Increase (decrease) in cash and cash equivalents	$4,580	$(4,357)

Operating Activities

Cash used in operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation and amortization, non-cash stock compensation expenses, changes in the fair value of financial instruments and the effect of changes in working capital and other activities.

In the nine months ended September 30, 2022, the net loss was $8.6 million and the cash used in operating activities was $12.3 million. The difference of $3.6 million is due to a $3.1 million increase in working capital and a net amount of $2.0 million in non-cash items comprising a $3.6 million change in the value of warrants and other financial instruments, offset by $1.6 million relating to stock compensation expense and depreciation and amortization. The working capital movement is primarily due to a $3 million increase in Prepaid Expenses.

In the nine months ended September 30, 2021, the net loss was $3.2 million and cash used in operating activities was $3.9 million.

Investing Activities

SpringBig has low capital investment requirements, with our needs being comprised primarily of computer equipment and office furniture and related items. Cash used in investing activities was $0.4 million for the nine months ended September 30, 2022 and $0.5 million for the nine months ended September 30, 2021.

Financing Activities

During the nine months ended September 30, 2022, the net cash provided by financing activities was $17.3 million representing the amount resulting from the issuance of new common stock pursuant to the business combination PIPE Financing and from the Secured Convertible Notes at the closing of the business combination with Tuatara, net of costs associated with the transaction.

Off-Balance Sheet Arrangements

At September 30, 2022, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to shareholders.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, software development costs, income taxes, and equity-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the Company's audited consolidated financial statements and accompanying notes included in the Company’s Registration Statement on Form S-1 filed with the SEC on July 22, 2022 and consolidated Financial Statements and Notes thereto included in Tuatara Capital Acquisition Corporation's Report on Form 10-K for the fiscal year ended December 31, 2021.

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

We are also a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

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

Inflation

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

For a description of developments to legal proceedings during the nine months ended September 30, 2022, see "Litigation" under Note 14, "Commitments and Contingencies" to our consolidated financial statements.

Item 1A. Risk Factors

Our business involves a high degree of risk. You should carefully consider the risks described below under the caption “Risk Factors” in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (our “June 30, 2022 Form 10-Q”), as well as the risks, uncertainties and other information set forth in the reports and other materials filed or furnished by us with the SEC when making investment decisions regarding our securities. There have been no material changes to the Risk Factors disclosed in the June 30, 2022 Form 10-Q. We cannot assure you that any of the events discussed therein will not occur. These risks could have a material and adverse impact on our business, prospects, results of operations, financial condition and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following information has previously been included in our Registration Statement on Form S-1 (No 333-266293)

On September 9, 2022, we issued 877,193 shares of our common stock, $0.0001 par value per share (the “Common Shares”) (such shares, the “Commitment Fee Shares”) to CF Principal Investments LLC (“Cantor” or the “Holder”). We issued the Commitment Fee Shares as consideration for the Holder’s irrevocable commitment to purchase additional Common Shares at our election in our sole discretion, from time to time upon the terms and subject to the satisfaction of the conditions set forth in the Common Stock Purchase Agreement, dated as of April 29, 2022, by and between us and the Holder, as amended by Amendment No. 1 on July 20, 2022 (together, the “Purchase Agreement”). The Purchase Agreement established a committed equity facility pursuant to which we may in the future, from time to time, at our election in our sole discretion, upon the terms and subject to the satisfaction of the conditions set forth in the Purchase Agreement issue and sell to the Holder additional shares of our Common Stock.

We did not receive any proceeds from the issuance of the Commitment Fee Shares but may receive gross proceeds from sales of Common Stock in the future to the Holder under the Facility from time to time after the date of this report.

The issuance of the securities in this transaction was made in reliance on exemptions from registration under Section 5 of the Securities Act of 1933, as amended, in reliance on the exemption afforded by Section 4(a)(2) thereof and/or Rule 506 promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed/Furnished Herewith	SEC File #
2.1	Amended and Restated Merger Agreement with Amendment No. 1.	Proxy Statement / Prospectus	Annex A	May 17, 2022		333-262628
3.1	Form of Certificate of Incorporation of SpringBig Holdings, Inc.	Proxy Statement / Prospectus	Annex B	May 17, 2022		333-262628
3.2	Form of By-Laws of SpringBig Holdings, Inc.	Proxy Statement / Prospectus	Annex C	May 17, 2022		333-262628
4.1	Senior Secured Original Issue Discount Convertible Promissory Note dated June 14, 2022 between SpringBig Holdings, Inc. and the holder party thereto.	8-K	4.1	June 21, 2022		001-40049
4.2	Common Stock Purchase Warrant SpringBig Holdings Inc.	8-K	4.2	June 21, 2022		001-40049
10.1	Form of Sponsor Escrow Agreement.	8-K	10.1	June 21, 2022		001-40049
10.2	Amended and Restated Registration Rights Agreement, dated June 14, 2022, by and among New SpringBig, the Sponsor and other holders party thereto.	8-K	10.2	June 21, 2022		001-40049
10.3	Form of Subscription Agreement.	8-K	10.2	November 09, 2021		001-40049
10.4	Securities Purchase Agreement, dated April 29, 2022, among Tuatara Capital Acquisition Corporation, and the purchasers party thereto.	8-K	10.3	May 02, 2022		001-40049
10.5	Registration Rights Agreement, dated June 14, 2022, among SpringBig Holdings, Inc. and the investors party thereto.	8-K	10.5	June 21, 2022		001-40049
10.6	SpringBig Holdings, Inc. 2022 Long-Term Incentive Plan.	8-K	10.6	June 21, 2022		001-40049
10.7	Executive Employment Agreement, dated November 8, 2021 by and between SpringBig and Jeffrey Harris.	8-K	10.7	June 21, 2022		001-40049
10.8	Executive Employment Agreement, dated November 8, 2021 by and between SpringBig and Paul Sykes.	8-K	10.7	June 21, 2022		001-40049
10.9	Purchase Agreement, dated April 29, 2022, between Tuatara Capital Acquisition Corporation and CF Principal Investments LLC.	8-K	10.2	May 02, 2022		001-40049
10.10	Registration Rights Agreement, dated April 29, 2022, between Tuatara Capital Acquisition Corporation and CF Principal Investments LLC.	8-K	10.3	May 02, 2022		001-40049
10.11	Amendment No. 1 to Purchase Agreement, dated July 20, 2022, by and between SpringBig Holdings, Inc. and CF Principal Investments LLC.	S-1	10.11	July 22, 2022		333-266293
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		32.1	November 14, 2022	**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		32.2	November 14, 2022	**
33.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		33.1	November 14, 2022	**
33.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		33.2	November 14, 2022	**
99.1	SpringBig Holdings, Inc. 2022 Long-Term Incentive Plan (incorporated by referecne to Exhibit to the Current Report on 8-K of the Company filed with the SEC on June 21, 2022)	8-K	99.1	June 21, 2022		001-40049
99.2	Form of Restricted Stock Unit Agreement	S-8	99.2	August 22, 2022		333-267011
101.INS*	XBRL Instance Document				*
101.SCH*	XBRL Taxonomy Extension Schema Document				*
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document				*
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				*

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SpringBig Holdings, Inc

By:	/s/ Jeffrey Harris
Name:	Jeffrey Harris
Title:	Chief Executive Officer
(Principal Executive Officer)
Date:	November 14, 2022

By:	/s/ Paul Sykes
Name:	Paul Sykes
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	November 14, 2022