Form 10-K
period 2022-12-31
SpringBig Holdings, Inc.
filed 2023-03-28
CIK 1801602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Securities registered pursuant to Section 12(g) of the Act:

Title of each class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes    No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on June 30, 2022, was $45.3 million.

As of March 28, 2023, there were 26,940,841 shares of common stock, $0.0001 par value issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual
Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

SPRINGBIG, INC.
TABLE OF CONTENTS

Frequently Used Terms

As used in this Annual Report on Form 10-K, references to:
“amended and restated merger agreement” are to the agreement and plan of merger, dated as of April 14, 2022,by and among Tuatara, Merger Sub and Legacy SpringBig, as amended and restated by Amendment No. 1, dated as of May 4, 2022;
“amended and restated registration rights agreement” are to the Amended and Restated Registration Rights Agreement entered into, by and among Tuatara, Sponsor, Legacy SpringBig, and the other signatories thereto;
“business combination” are to the transactions contemplated by the merger agreement;
“Canadian CRTC” are to the Canadian Radio-Television and Telecommunications Commission;
“Cannabis Act” are to the Cannabis Act (Canada);
“Cantor” or “Holder” are to CF Principal Investments LLC;
“Cantor Equity Facility” are to the Common Stock Purchase Agreement and Cantor Registration Rights Agreement, related to a committed equity facility by which SpringBig has the right to sell to CF Principal Investments LLC up to $50,000,000 of newly issued common stock;
“Cantor Registration Rights Agreement” are to the registration rights agreement, dated as of April 29, 2022, by and between Tuatara and Cantor;
“Code” are to the Internal Revenue Code of 1986, as amended;
“Common Shares,” “Common Stock” or “Shares” are to the shares of common stock of SpringBig Holdings, Inc., par value $0.0001 per share;
“Common Stock Purchase Agreement” are to the Common Stock Purchase Agreement, dated as of April 29, 2022, by and between Tuatara and the Holder, as amended by Amendment No. 1, dated July 20, 2022;
“Company,” “SpringBig,” “we,” “us,” “our” and similar terms are to SpringBig Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries;
“COVID-19” are to SARS-Cov-2 or COVID-19, and any evolutions thereof or related or associated epidemics, pandemics or disease outbreaks;
“CSA” are to the U.S. Controlled Substances Act of 1970, as amended;
“DGCL” are to the Delaware General Corporation Law, as amended;
“effective time” are to the effective time of the certificate of merger effecting the merger contemplated by the amended and restated merger agreement;
“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
“FCC” are to the United States Federal Communications Commission;
“GAAP” are to United States generally accepted accounting principles;
“Legacy SpringBig” are to SpringBig, Inc., a Delaware corporation, prior to the business combination, and a wholly-owned subsidiary of SpringBig following the business combination;
“merger” are to the merger evidenced by a certificate of merger between Merger Sub and Legacy SpringBig pursuant to which Merger Sub merged with and into Legacy SpringBig, with Legacy SpringBig continuing as the surviving entity and a subsidiary of SpringBig;
“merger agreement” are to the original merger agreement and the amended and restated merger agreement, collectively, as amended or modified from time to time, by and among Tuatara, Merger Sub and Legacy SpringBig;
“Merger Sub” are to HighJump Merger Sub, Inc., a Delaware corporation and a wholly owned direct subsidiary of Tuatara;
“Nasdaq” are to The Nasdaq Stock Market LLC;
“Notes and Warrants Purchase Agreement” are to that certain securities purchase agreement, dated April 29, 2022, as amended by the Amendment to Purchase Agreement, dated December 1, 2022, and Amendment No. 2 to the Purchase Agreement, dated December 28, 2022, between the Company and L1 Capital Global Opportunities Master Fund (the “Investor”), pursuant to which the Company agreed to sell up to (i) a total of up to $16 million of 6% Senior Secured Original Issue Discount Convertible Notes due 2024 (the “L1 Notes”) and (ii) a number of warrants equal to one-half of the principal of the Notes actually issued, divided by the volume weighted average price (“VWAP”) on the trading day prior to such Note issuance date (the “Investor Warrants”), in a private placement.
“original merger agreement” are to the agreement and plan of merger, dated as of November 8, 2021, by and among Tuatara, Merger Sub and SpringBig;

“PIPE subscription financing” are to the aggregate $13,100,000 of proceeds from the issuance of the subscription shares;
“SaaS” are to software-as-a-service;
“Securities Act” are to the Securities Act of 1933, as amended;
“Sponsor” are to TCAC Sponsor, LLC a Delaware limited liability company;
“TCPA” are to the United States Telephone Consumer Protection Act of 1991, as amended;
“transfer agent” are to Continental Stock Transfer & Trust Company, as transfer agent;
“Tuatara,” “we,” “our” or “us” are to Tuatara Capital Acquisition Corporation, an exempted company incorporated under the laws of the Cayman Islands, the predecessor entity to SpringBig; and
“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

Note About Forward-Looking Statements

This Annual Report on Form 10-K contains forward looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward looking statements. Forward looking statements include our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project," "plan," "intend," "believe," "may," "will," "should," "can have," "likely" and other words and terms of similar meaning in connection with any discussion of the timing or nature of future cash flows, operating or financial performance or other events. These forward looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry and Company, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward looking statements are reasonable as of the date made, results may prove to be materially different. Unless otherwise required by law, we disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report.

A number of risks and uncertainties that could cause actual results to differ materially from the results reflected in these forward-looking statements are identified in the section entitled “Risk Factors” and in our periodic filings with the SEC. Our SEC filings are available publicly on the SEC’s website at www.sec.gov.

You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results, levels of activity and performance as well as other events and circumstances may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

•We have a relatively short operating history in a rapidly evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful. As our costs increase, we may not be able to generate sufficient revenue to become profitable or maintain profitability in the future.
•If we do not successfully develop and deploy new software, platform features or services to address the needs of our clients, if we fail to retain our existing clients or acquire new clients, and/or if we fail to expand effectively into new markets, our revenue may decrease and our business may be harmed.
•We have a significant working capital deficiency and a history of losses, may need to raise additional funds to meet our obligations and sustain our operations, and may not achieve profitability in the future. There is substantial doubt as to our ability to continue as a going concern.
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
•Our obligations to the holder of the L1 Notes are secured by a security interest in substantially all of our assets, so if we default on those obligations, the noteholders could foreclose on, liquidate and/or take possession of our assets. If that were to happen, we could be forced to curtail, or even to cease, our operations. The L1 Notes also restricts our ability obtain additional debt and equity financing, which may restrict our ability to grow and finance our operations.
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
•If we fail to meet all applicable requirements of the Nasdaq Stock Market LLC (“Nasdaq”), and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.
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
•We may amend the terms of our public and private warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of common stock purchasable upon exercise of a warrant could be decreased, all without the approval of all security holders.
•We have and will continue to incur increased costs as a result of operating as a public company and our management has and will continue to devote a substantial amount of time to new compliance initiatives.

PART I

Item 1. Business

Our Mission

We provide our clients with an easy-to-use loyalty, digital communications platform that drives their consumers to action. SpringBig empowers our clients to effectively communicate with, increase the loyalty of, and expand their consumer population through the provision of an integrated technology platform supported by robust analytics. Our goal is to become the leading SaaS software platform to cannabis retailers and brands, providing data-driven loyalty, marketing and consumer buying experience solutions throughout the U.S. and Canada, and ultimately expanding internationally and into other regulated markets.

Summary of Our Business

SpringBig is a market-leading software platform providing customer loyalty and marketing automation solutions to retailers and brands. SpringBig believes that it is a market leader in its product categories for a number of factors including, among others, (i) the number of SpringBig customers and consumers enrolled on SpringBig’s platform (and the percentage of known licensed cannabis retailers enrolled in SpringBig’s product service); (ii) scale (SpringBig has operations and clients in all states that have legalized cannabis); (iii) the comprehensive services offered by SpringBig; (iv) the technology offered by SpringBig that, among other things, connects the three categories of participants in the cannabis ecosystem (customers, retailers, and brands) and provides effective communications and marketing to end-consumers; (v) SpringBig’s expertise in loyalty programs and marketing automation; (vi) the quality of SpringBig’s client services; and (vii) SpringBig’s ability to provide data analytics.

Since our inception in 2016, we have leveraged our deep expertise in loyalty marketing to develop solutions that address the key challenges faced by retailers and brands, including those in the cannabis industry. Stringent, complex, and rapidly evolving regulations have resulted in restricted access to traditional marketing channels for cannabis retailers and brands, preventing them from utilizing many traditional methods for effectively accessing and engaging with consumers. In addition, the lack of industry-specific data and market intelligence solutions limit cannabis retailers’ and brands’ ability to efficiently market their products, thereby hindering their growth. Our platform enables our clients to increase brand awareness, engage customers, improve retention, and access actionable consumer feedback data to improve marketing. Our clients can use our loyalty marketing, digital communications, and text/email marketing solutions drive new customer acquisition, customer spend and retail foot traffic. Our proven business-to-business-to-customer (“B2B2C”) software platform creates powerful network effects between retailers and brands and provides an ability for both to connect directly with consumers. As retailers and brand scale, a virtuous cycle is created, ultimately expanding SpringBig’s reach, strengthening our value proposition:

Today, we serve approximately 1,300 brand and retailer clients across approximately 3,000 distinct retail locations in North America. Our clients distribute in excess of 2 billion messages annually, and in the last year more than $7.5 billion of gross merchandise value (“GMV”) was accounted for by our clients utilizing our platform. SpringBig has successfully grown its revenue at a rapid pace, from $5.7 million in 2019 to $26.6 million in 2022. We have an excellent track record of securing and retaining our clients with our value proposition, which we measure by our “net revenue retention rate.” When evaluating our retention rates and calculating our net revenue retention rate, SpringBig calculates the average recurring monthly revenue from retail clients, adjusted for losses, increases and decreases in monthly subscriptions during the prior twelve months divided by the average recurring monthly subscription revenue over the same trailing twelve-month period. To determine the average recurring monthly revenue, SpringBig calculates monthly subscription revenue (derived from the monthly recurring subscription fees paid by retail clients, excluding the initial monthly contract amount of any new client subscriptions) from all retail clients, averaged over the previous twelve month period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Operating and Financial Metrics” for a further discussion of net revenue retention rate.

We believe SpringBig is well positioned to become the leading software platform for cannabis retailers and brands by providing data-driven loyalty and marketing solutions to enhance a frictionless consumer buying experience.

What SpringBig Does

We have developed and commercialized a comprehensive suite of Software-as-a-Service (“SaaS”) solutions for our retailer and brand clients (who we refer to as “clients” and their end-user customers as “customers” or “consumers”).

Through their subscriptions, our retail clients have access to in-depth campaign data, robust analytics, and actionable feedback and summaries to help inform their business decisions and maximize customer engagement and retention. When a client subscribes to our platform, we charge affordable initial set-up fees and the majority of our revenue is derived from a monthly recurring subscription fee. Typically, our subscription agreements extend for twelve months, and unless terminated in accordance with their terms, generally renew for subsequent and recurring 12-month periods. Our client subscriptions cover access to our platform as well as messaging services.

Within the terms of a subscription, a client receives a pre-determined quantum of communication credits per month, and we invoice the client additional amounts if the pre-determined credit volume is exceeded in any month (though the subscription agreements do not stipulate the volume of messages the client must cause to be sent during a month). The fees for such excess use are set forth in the client’s subscription agreement. In some cases, a client has separate subscriptions relating to the use of the software platform and the communications and, in other cases, these are bundled into a single subscription.

The monthly subscription fee charged to SpringBig’s clients is set forth in such client’s subscription agreement and is based on the scope of the subscription, which is determined based on (1) the number of customers on a client’s database (e.g., use of the SpringBig platform) and/or (2) the pre-determined quantum of communication credits that such client may use per month. As noted above, if this pre-determined credit volume is exceeded in any month, SpringBig will invoice the client for such excess use by the client. Excess use revenue has historically accounted for up to 30% of revenue. We expect excess use revenue as a percentage of recurring subscription revenue to decrease as customers scale and progress to higher subscription tiers over their lifetime. SpringBig’s revenue is not based on the success or effectiveness of any marketing campaign communications.

We also generate revenue by empowering brands with direct access to consumers via our brands platform. Our recently introduced brands platform allows brands to advertise and engage cannabis consumers, drive brand awareness, acquire VIP customers with high lifetime value, and access detailed reporting insights into essential campaign attribution metrics. Pricing for the brands platform is either structured on a bulk-pay basis or as a monthly subscription.

Industry Overview

We operate within the large and expanding cannabis retail market in the United States and Canada. Cannabis is one of the fastest emerging consumer end markets in the U.S, and it is expected to grow from $20 billion in 2020 to in excess of $40 billion by 2025, representing a compound annual growth in excess of 15%. Currently, 37 states plus the District of Columbia have legalized medical cannabis, and 21 states plus the District of Columbia have legalized adult-use cannabis. While there is generally a lag period between the time a market adopts legislation permitting either medical or adult cannabis use and significant revenue generation by SpringBig, states that have recently enacted legalization measures, such as New York and New Jersey, are expected to contribute significant additional sales growth to the market by 2025 when they are expected to be fully operational. Further momentum from the legislative and regulatory changes is expected to drive expansion of the total addressable market as more states continue to legalize cannabis for adult-use and medical use. We operate in all states that have legalized cannabis in some form (be it adult-use or medical), and we plan to be a first-mover in future new markets. Additional tailwinds such as a decrease in raw material costs, intensifying competition amongst cannabis retailers and brands, and increased marketing spends by clients are also expected to contribute to the expansion of our total addressable market as customer engagement and retention will become ever more critical for cannabis retailers and brands to succeed.

Current technology offerings to cannabis retailers and brands are rudimentary, and the technology landscape offers a highly fragmented environment with lots of competition within a pool of small players. We believe that SpringBig is the leading loyalty and marketing software platform of scale to the cannabis industry and that we are best positioned to capture the significant uptick expected in marketing spend. There are only a few cannabis-specific companies that provide products similar to our offering, and SpringBig currently does not face competition from traditional loyalty marketing providers due to legal restrictions for cannabis at the federal level; however, as described in “Key Challenges,” below, SpringBig believes it is well-positioned to provide differentiated value as the competitive landscape evolves.

Key Challenges

The stringent and evolving regulations, which also vary state-by-state, restrict retailers’ and brands’ abilities to engage with customers, currently present significant challenges to their marketing efforts. In addition, these retailers and brands lack access to actionable data and analytics tools to market their products to customers efficiently.

Customer Engagement Needs

The cannabis industry is a highly fragmented and competitive industry where price and promotions are key drivers of sales. Further, traditional marketing channels restrict cannabis marketing, preventing businesses from marketing their products and reaching consumers. Google, Facebook, and other social media platforms serve as an outlet for businesses to market their products in most other industries, but they restrict cannabis companies from operating on their platforms. Some SMS providers also restrict licensed cannabis businesses from accessing networks, and these barriers currently make it challenging for cannabis retailers and brands to drive customer acquisition, retention, engagement, and loyalty. Furthermore, the continued penetration by cannabis focused e-commerce providers have increased competition and decreased customer loyalty for bricks and mortar cannabis retailers.

SpringBig has developed and commercialized a comprehensive suite of SaaS solutions to address the challenges that cannabis retailers and brands face in this industry. Further, while cannabis clients do not currently have access to certain traditional marketing channels, including social media platforms, we believe that our platform’s products and services, in particular our data and analytics capabilities, position us well to provide significant value to cannabis retailers and brands whenever these social media platforms become available, by enabling these businesses to determine the effective targeting and focus of their marketing solutions and loyalty programs.

As state-by-state legalization continues, we expect cannabis retailers and brands to look to expand and seek new ways to reach and engage customers efficiently.

Data and Analytics Needs

In our experience, many cannabis retailers and brands lack access to customer feedback data that is essential to reach customers and build relationships with them efficiently. Additionally, we have found that cannabis retailers and brands do not currently have the technological infrastructure and analytical tools necessary to process the data they collect from customers into actionable data for marketing purposes. Unlike most other industries, the cannabis sector requires market intelligence and data solutions that are tailored to the specific needs of individual retailers, brands and consumers considering the current restrictive and evolving regulatory and legal environment. The current federal regulatory status of cannabis poses barriers of entry for large communication and data solution providers, representing a significant unmet need.

How SpringBig Addresses These Challenges

Our solutions are designed to address the key challenges faced by cannabis retailers and brands. Today’s industry participants lack sufficient visibility into customer behavior and need a solution that bridges communication between consumers, retailers and brands. We believe our solutions foster valuable connections and interactions that improve clarity, trust and satisfaction between these stakeholders.

Although carrier-imposed restrictions limit the use of blatant cannabis content being sent directly via SMS, SpringBig has developed a proprietary solution, compliant with TCPA, FCC, and Canadian CRTC, that helps cannabis retailers and brands communicate directly with their consumers, offering a direct communication and engagement channel, using text, images and other forms of media.

We believe our platform empowers our clients to improve and analyze customer acquisition, retention, basket spend and retail foot traffic. Retailers and brands can use SpringBig’s platform to connect with consumers, thus driving improvements in customer engagement and retention and increasing brand exposure. Once customers are engaged, the SpringBig platform enables businesses to amplify consumer spend through differentiated marketing solutions which target the consumer directly in an industry where doing so has been challenging in the past. While brand loyalty in the cannabis market has historically proven challenging, our offerings effectively connect the consumer with brands and drive loyalty.

We provide retailers with the analytics infrastructure to make data actionable. Our data solutions are purpose-built for the cannabis industry and enable our clients to leverage data to more effectively market their products to consumers. Through our integrations with 19 point of sale (“POS”) providers, 4 major cannabis e-commerce providers and other data providers, our platform offers robust consumer purchasing and marketing feedback data to allow our customers to take direct marketing and promotional actions. These commercial relationships take varying forms, depending on the relationship, including licensing and referral arrangements.

Furthermore, our proprietary auto-connect module supports further automation of marketing campaigns based on data. We also offer marketing automation solutions that provide for consistency of customer communication, which retailers and brands can use to drive customer retention and retail foot traffic. Our platform offers functionality to help build brand loyalty through loyalty programs that offer various rewards and offers. Our reporting and analytics offerings deliver valuable insights that our clients utilize to better understand their customer base, purchasing habits and trends. Consumer actions become measurable, thus providing our clients with data that can be leveraged to make better informed business decisions and more targeted marketing campaigns.

In the cannabis industry, the retailer maintains the relationship with the consumer, and it is challenging in the current regulatory environment for brands to directly interact with those consumers. The SpringBig brands platform enables brands to directly interact with consumers in a manner that is otherwise not feasible, short of such brand independently compiling and maintaining a separate consumer database.

Through SMS marketing, emails, customer feedback system and loyalty programs, we believe our solutions are crucial in managing customer relationships in this emerging industry. In time, as legislation permits, our product offerings will likely be enhanced to incorporate other aspects of the customer experience, including further enhanced data analytics and, when legally permissible, online ordering and payments.

Our Retail Offering

We serve in excess of 1,300 retailers in approximately 3,000 distinct locations providing them with a comprehensive suite of tools needed to attract customers, market products, and analyze key data. We are entrenched with most of the leading multi-state operators which allows us to capture the “enterprise” customer base, while also being equally suited to the smaller cannabis retail operators.

The anticipated growth of the cannabis retail market presents an opportunity to reach additional retailers as cannabis becomes more widely used and states continue to legalize. The tools that we provide allow retailers to engage and better communicate with their consumers. Further, SpringBig offers retailers robust reporting and analytics tools, which help them understand product and sales trends, track consumer activity, and gain insights that can be leveraged to drive sales.

On the consumer side, we offer a suite of elegant consumer-facing products. The enrollment process is streamlined and designed to provide for compliance and clarity. Once enrolled, consumers can develop their profile, will receive appropriate messages and offers and access their retailer’s specific rewards wallet application, where multiple images, videos, and links can be added for the consumer to explore.

An important component of our platform is text message marketing, which allows clients to send promotions to existing customers. Our text messaging platform offers a variety of features, including multiple customer segmentations, which automatically groups customers into segments based on their preferences and purchase behavior. Retailers also have access to the “autoconnects” feature, which allows them to easily leverage customer data and send messages directly to consumers based on certain actions and also includes functionality to help clients avoid missed opportunities to send text messages. We also provide an e-signature app, designed to accommodate a proper ‘double opt-in’ procedure, through both implied and expressed consent, to facilitate compliance with the TCPA, FCC, and Canadian CRTC. Finally, campaign performance analytics provide transparency on deliverability and message opening rates. We utilize proprietary technology to filter out fake phone numbers, burner phones, and landlines. In an environment where communication with cannabis consumers is constrained, text messaging is extremely effective in influencing purchase behavior, while also driving foot traffic and continuing to reach new customers and target markets.

Retailers compile highly-targeted marketing campaigns based on the consumer profiles and preferences and are provided with detailed campaign metrics that enable further refinement and enhanced targeting of future campaigns. The consumer application (wallet) itself can easily be customized with a distinct icon, name, layout, and color scheme, thus allowing for brand consistency and a higher-quality and frictionless customer experience. Here, customers can access and check their points, redeem rewards, and view upcoming offers. The wallet fully integrates with cannabis e-commerce providers, allowing customers to place orders directly from their wallet. The features and ease of use that comes with the SpringBig rewards wallet creates customer loyalty and establishes a relationship between the client and the consumer. Customer relationships are a crucial component in retail that has been restricted as a result of the complexities of the cannabis industry. Nonetheless, we have designed our platform to make this connection easy.

The SpringBig platform also provides support for consumer feedback with robust dashboards that track key survey performance indicators that allow clients to measure customer satisfaction. The “Feedback by SpringBig” offering allows businesses to survey customers post-purchase, track and analyze feedback, and then take action based on this information. From the initial online search to in-store purchase, clients possess the ability to track the entire customer experience. Comprehensive reports give clients the tools to better understand customer trends, and allows the retailer to analyze specific operational, product, and promotional opportunities. By identifying key trends, our users are able to improve customer loyalty and increase retention.

SpringBig offers retailers powerful insight dashboards that provide comprehensive data that can be used to make informed business decisions. Our platform also allows retailers to create marketing campaigns, ensuring that consumers receive all relevant promotions. Once a campaign launches, retailers are able to analyze in-depth data in order to measure campaign success. ERP-level customer data management and analysis also allow retailers to organize their sales funnel and provide a personalized, targeted approach to marketing campaigns.

Our platform integrates with many of the leading POS systems in the cannabis industry, which allows retailers to simplify workstreams by automatically collecting a plethora of data on consumers. Integrating our marketing automation software with the retailer’s POS system makes for more efficient management of customer relationships and facilitates using specific POS data in design and implementation of marketing campaigns. With integrations, in real-time retailers can review performance results and the return on investment (“ROI”) for each marketing campaign. Additionally, the SpringBig clients are also able to ascertain which cannabis brands and products perform the best, thus allowing retailers to customize meaningful messaging and offers for their customer base.

Our Brand Marketing Platform

Our brand marketing platform offers a leading direct-to-consumer marketing automation platform in the cannabis industry. The data-rich direct-to-consumer marketing engine allows brands to target and measure the complete transaction cycle from initial engagement through point of sale.

We provide cannabis brands with the opportunity to provide content that, in turn, our retail clients can utilize in their targeted consumer marketing campaigns. This provides the brand with differentiated access to the consumer and that can be effectively leveraged through the brand and retailer cooperating in a promotional campaign on our platform.

Brands aim to materially increase their brand awareness, expand retail partnerships and acquire and retain new customers. The SpringBig brands platform provides brand clients with access to detailed reports that offer valuable insights into essential campaign attribution metrics. There are approximately 5,000 existing cannabis brands in the U.S., and this early-stage initiative represents a significant future growth opportunity for us. Our marketing database with over 40 million consumers is a highly-differentiated SpringBig asset that powers cannabis brands in driving brand recognition and promoting awareness.

Our Platform and Data Assets

We have created a distinct B2B2C platform supported by a wealth of data assets to effectively monetize our large and growing base of cannabis consumers. Currently, the cannabis industry falls significantly short of market intelligence and data solutions that would typically be found in other industries: retailers lack analytics infrastructure to make data actionable for marketing, and lack of feedback data poses challenges for brands to reach and establish relationships with consumers directly. Our leading messaging, loyalty, and customer experience platform recognizes powerful network effects among brands, retailers, and cannabis consumers to enable our clients to make better business decisions. We retain retailers as paying SaaS subscription customers, who then acquire consumers. Brands target retailers that successfully acquire loyal consumers, which drives increased retailer interest and recurring revenue.

The SpringBig platform is also supported by large data assets created by our fully integrated cannabis technology ecosystem. We partner with industry leading data analytics, e-commerce, and POS providers to monetize our base of over 40 million consumers and generate revenue for our clients.

We intend to continue to invest in our platform to enhance its functionality and the value of our data assets so that both we and our clients can continue to grow. We anticipate building on our existing platform infrastructure so that we are well positioned to benefit from the further emergence of the burgeoning cannabis and cannabis-tech markets.

Certain Regulatory Considerations and How We Adapt to Changing Regulatory Landscape

SpringBig helps drive regulatory compliance. We pride ourselves on being ahead of the curve when it comes to changes to regulations to both SMS and to the overall cannabis landscape.

The TCPA prohibits autodialed text messages, unless made with the prior express, written consent of the receiving party, to any telephone number assigned to a cell phone. Additionally, mobile carriers act as gatekeepers between businesses and consumers. The Cellular Telecommunications Industry Association (“CTIA”), a trade organization for mobile carriers (including SpringBig’s messaging distributors), periodically issues industry best practice guidance which currently includes prohibiting messaging content that contains or promotes sex, hate, alcohol, firearms, or tobacco (referred to as “SHAFT”), and interpretation of this guidance includes cannabis within the tobacco category. SpringBig’s platform (including, in particular, its text message marketing) is designed to ensure compliance with TCPA, SHAFT guidelines, and other applicable CTIA guidance; SpringBig proactively monitors and, as necessary, adapts its platform and services to comply with these guidelines and standards. Further, as part of its proactive monitoring of mobile carriers’ guidelines, SpringBig endeavors to maintain close relationships with our messaging distributors, and as such, have been made well aware of any carrier-implemented restrictions that may impact the way cannabis retailers and brands communicate with their consumers via SMS. These relationships have allowed us to continue servicing our customers in a rapidly changing environment, with no disruption of service or restrictions from sending messages from major carriers.

SpringBig’s customers can utilize the platform consent interface or other means to obtain the consumer’s consent that is required to receive messages, and, as an integral part of its services, SpringBig creates templates for its retail customers that are in compliance with SHAFT guidelines to use in promotional messaging. The approved templates do not explicitly discuss or promote cannabis, but rather provide general information about the retailer, the consumer’s reward status and can also incorporate a link that directs opted-in consumers to additional promotional material created by the retailer customers.

As a third-party provider of a software platform, state cannabis regulatory marketing rules generally do not apply to SpringBig. SpringBig’s retail customers are responsible for ensuring that their marketing materials comply with state law.

Additionally, SpringBig has instituted policies and procedures to verify the licensing status of our clients (which are utilized in on-boarding both retail and brand clients in addition to other client diligence) and to conduct periodic screening to confirm the continued licensing status of our clients. Further, SpringBig is constantly monitoring proposed and pending legislative changes on the state and federal level. We have an emerging markets-focused sales team that is designed to ensure SpringBig is developing relationships with retailers, brands, and partners in emerging markets, so when the legalization status changes, those retailers, brands and potential partners already have a deep partnership formed with SpringBig. One of the primary ways we do this is through our “Greenhouse” program. This program allows licensed retailers who have not yet opened their doors to build their potential consumer list, design their loyalty program, and meet our extensive partnership network to help inform their tech stack decisions as they move towards being fully operational. We have found that this program has helped us make headway in the emerging cannabis markets and sets up the foundation for a strong partnership in the future.

Our Competitive Strengths

We believe that we are a leading provider of customer loyalty and marketing automation solutions to cannabis retailers and brands, and our key competitive strengths are the following:

We are a leading direct-to-consumer marketing and customer loyalty platform in the cannabis industry. We are the largest loyalty & marketing automation provider in the cannabis space with over 40 million consumers enrolled in our platform, and over 1,300 retailer and brand customers with approximately 3,000 discrete retail locations. We started serving the cannabis market in 2016 and were a pioneer in providing SMS marketing solutions to cannabis retailers. As we expanded our customer base, platform and solutions, we now serve approximately one-third of all retail locations in the United States. We partner with the majority of the leading multi-state-operators (“MSOs”). We believe that our differentiated suite of solutions and deep understanding of customer needs will enable us to expand our leadership position as we grow into existing and new markets and expand our offering.

We have a diverse geographic footprint, with operations in all states that have legalized cannabis in some form. We believe that our broader geographic footprint, scope of operations, and established position in the industry all support our efforts to be a first mover in future new markets and also may make it more difficult, time-intensive and costly for competitors to replicate.

We provide critical value to our customers demonstrated by leading net retention. Loyalty and messaging are critical for cannabis retailers and brands to directly engage, connect, and retain their customer base. Our suite of solutions is designed to enable our customers to engage with their consumers in an efficient way, sustainably driving customer retention, acquisition, spend and foot-traffic. On average, our clients are able to recover the cost of their monthly subscription for the SpringBig platform within a couple of days of utilizing our offerings each month. In addition, we have successfully integrated with 19 of the industry’s leading POS systems, which enables us to collect and analyze consumer data and feedback, providing our clients with actionable insights for marketing purposes, and we have also completed our initial POS system integration outside of the cannabis industry. Our ability to expand our relationships with customers, and their satisfaction in our product offerings and client service, are demonstrated by our category leading net revenue retention rate being consistently above 100% and having averaged in excess of 110% over the past three years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Operating and Financial Metrics” for a further discussion of net revenue retention rate.

In addition to the value provided through our platform, we believe that the quality of our client service and our responsiveness to clients provides us with a competitive advantage. Management believes that our established presence in the industry and personal one-on-one service philosophy enhances our ability to compete favorably in attracting and retaining clients.

We have a deep expertise of marketing regulation in the cannabis industry and the challenges faced by our clients. We entered the cannabis market in 2016 and have leveraged our management’s expertise in loyalty programs and marketing automation from other sectors to solve the challenges faced by cannabis retailers and brands to engage with their customers and increase retention. We have designed specific campaign and communication solutions that comply with cannabis regulation and are rapidly implementable by our clients as they expand in the high growth and highly competitive cannabis industry. We are highly differentiated from our competitors in several ways. We have integrations with 19 POS providers in the cannabis market, and these integrations allow our clients to offer their consumers a seamless experience for points redemption and loyalty program enrollment. Additionally, we have invested, and continue to invest significantly in ensuring we have a robust, scalable business, with a particular emphasis on client success and engineering. While SpringBig does not obtain customers on behalf of our clients, our client success organization services each client from contract signing throughout their life with SpringBig, providing onboarding services, and on-going education and support. This team is also responsible for guiding our clients through the ever-changing regulatory environment. Our engineering team, primarily based in the U.S., makes up the largest percentage of our staff. The team is constantly working to enhance the platform with the addition of new features and functionality at a regular cadence to ensure we remain significantly ahead of our competitors in this regard. Additionally, after completing the onboarding process, SpringBig customers are assigned a dedicated client success manager who is responsible for overall account management, including monitoring campaign deliverability and providing information on strategic campaign and auto-connect usage. Our client support team is available for all inbound requests from 8am-8pm ET and services all North American time zones.

We are the highly regarded platform of choice to consolidate the highly fragmented cannabis technology ecosystem. As a leading provider of customer loyalty and marketing automation solutions to cannabis retailer and brands, we are well positioned to be a consolidator of a highly fragmented technology ecosystem. Our growth strategy is informed by our clients’ needs, and we have meaningful visibility into such needs as a result of the wealth of data our platform provides. We plan to create significant value by leveraging consumer purchasing and feedback data across multiple new vertical software offerings across loyalty, data analytics, and, when legally permissible, online ordering and payments.

We assembled a highly experienced senior management team to execute on our strategy. Our Chief Executive Officer and Founder, Jeffrey Harris, has over 35 years of deep industry experience and has successfully founded loyalty marketing businesses in the past. Our Chief Financial Officer, Paul Sykes, has over 20 years of experience as CFO of high-growth SaaS businesses in a public company environment. Our Chief Technology Officer, Navin Anand, has over 10 years of experience in leading large technology groups in SaaS and telecom organizations.

Our Growth Strategies

Our goal is to become the leading SaaS software platform to cannabis retailers and brands, providing data-driven loyalty, marketing and consumer buying experience solutions. In order to achieve our goal, we plan to implement the following organic and M&A growth strategies along with expanding in keeping with the changing regulatory landscape in the U.S.

Expansion Within Existing Retailers and Brand Customers

As of today, we service approximately 1,300 retailer and brand clients with approximately 3,000 retail locations, which is comprised of most of the largest multi-state cannabis companies and a significant number of single-state operators. Our excellent reputation in the cannabis market and comprehensive solutions offering provide us with the opportunity to expand our footprint and grow these accounts via up-selling and cross-selling. We grow alongside our clients via a “flywheel” effect as we benefit from the growth of their businesses and expansion of their customer base, which is, in turn, enabled by their use of our platform. We have a track record of using our comprehensive product offerings and results-driven proposition to grow our relationships with clients and drive revenue.

We also plan to grow our business by expanding accounts with existing clients that may not have initially leveraged our platform for all of their locations. Our clients realize significant returns on investment and increased customer engagement, which has historically driven the success of our land and expand strategy. In addition, we expect to further our penetration with existing clients as they enter new markets, as our platform will touch more end-customers and gather more actionable data.

Further Penetrate Existing Markets

We plan to leverage and expand our existing sales force and marketing strategy to acquire additional cannabis retailers and brands as new clients. We have a successful track record of consistently adding new clients. As existing markets in legalized states expand and cannabis becomes more widely used, we believe our existing presence positions us to continue to gain market share. We believe that the continued growth of the cannabis market and evolution of regulation, both in terms of legalizing recreational and medical use cannabis (as described below) as well as regarding communications and advertisements, will drive further adoption of our platform.

New Medical and Recreational Markets

As an increasing number of states in the U.S. legalize medical cannabis use or transition from medical to recreational cannabis use, a significant growth opportunity presents itself as the number of retailers, the consumer base and total spend all increase. We have historically been responsive as a first-mover into new medical and adult-use markets as they become legal, which gives us a significant competitive advantage to grow as state by state legalization evolves. We believe our deep understanding of the space coupled with our experienced sales force will enable us to quickly enter and execute in new markets and capture new business, which we can sustain via our exceptional product offerings. SpringBig entered the Canadian market in February 2021 through acquiring a Canadian business and we now provide full-servicing of our Canadian clients through our Toronto office. Although the revenues derived from the Canadian market in 2022 were immaterial, we are experiencing significant growth in the number of clients as the market continues to develop in Canada.

New Features and Functionality

We intend to continue investing in and developing our technology capabilities to offer our clients more advanced and comprehensive solutions. This will help enable us to extend our platform beyond our core offering which presents significant upsell opportunities. Some of these future offerings may include e-commerce, data and analytics, programmatic advertising, budtender education, payments (when legally permissible), product referral automation, and commerce automation (in-store kiosks).

Monetization of GMV

Approximately $7.5 billion of GMV is currently processed by the retailers that are on our platform. Through our entrenched position with retailers delivering mission critical messaging and loyalty solutions, we believe we are well-positioned to monetize a portion of GMV through payments and reward points. We plan to capture a portion of this spend through the SpringBig rewards wallet solution that our current clients utilize to manage their rewards program. Additionally, with over 40 million consumers and 19 POS integrations, we have access to a wealth of data that drive our proprietary insights. While these integrations assist in our ability to offer feedback to our customers, these commercial relationships do not represent a material amount of SpringBig’s revenues, constitute a material amount of shared revenue, or constitute a material distribution source for SpringBig. However, we believe there is a path to monetize this data and create new revenue opportunities.

Brands

We expect brand revenue to drive a significant part of our growth going forward, and we are focused on capturing a portion of the over 5,000 brands that are in the cannabis space today. We rolled out the SpringBig brands offering in 2020, which has allowed us to grow spend across our client base. As the cannabis industry matures, we believe the continued proliferation of branded products will meaningfully drive their sales and marketing spend to the cannabis industry, with a trajectory that will surpass that of retailers in the future. As brands grow in scale and become nationally recognizable, we are well positioned to capture a significant share of the communication, engagement and loyalty dollars spent by brands and therefore Brands clients will start to represent a more significant proportion of SpringBig’s total revenue.

M&A

As a leading provider of customer loyalty and marketing automation solutions to cannabis retailer and brands, we have differentiated insights into the critical needs of the cannabis industry. Our M&A strategy is informed by our client feedback, and we have identified the following needs that guide our M&A strategic focus:

•Cannabis retailers and brands lack actionable data and need better insight and recommendation technology.

•Purpose-built marketing technology and targeting is necessary to improve consumer acquisition and retention.

•The cannabis industry lacks robust fintech solutions, including processing of payments and consumer credit.

The cannabis technology space is highly fragmented, and we believe that we are well positioned to be a leading consolidator. We intend to explore M&A opportunities in adjacencies that address our client’s critical needs, and enable us to expand our product and service offerings, expand our geographic reach, increase our scale and realize material revenue and cost synergies. We are well positioned to consolidate the technology ecosystem with clear strategic rationale and value creation across loyalty, data analytics, online ordering, and, when legally permissible, POS/payment opportunities.

Sales

Our sales team is primarily based out of our Boca Raton, Florida headquarters with additional team members in our Canadian office in Toronto, Ontario and client services support staff at both these locations and in Seattle, Washington to assist new and existing clients. As of December 31, 2022, of the 126 people we employed, 64 individuals focused exclusively on selling and client service. Our sales force is well versed in our offerings, including consumer facing, retailer platform, and brand platform products.

As we continue to scale, we expect to continue to recognize significant efficiencies with our sales effort. Currently, our primary focus revolves around converting inbound leads, as cannabis retailers and brands look to join our platform upon beginning their operations. We also utilize state cannabis regulators’ lists of licensees to internally generate client leads.

Marketing

Similar to our sales efforts, we expect to continue to achieve marketing efficiency as we scale our business. We believe our platform’s scale and strong customer loyalty market themselves, however we still intend to implement a variety of marketing efforts to attract additional retailers and brands not yet on our platform. Marketing efforts include multiple strategies designed to attract and retain both retail and brands subscribers.

Technology

We invested significantly to create a fully integrated technology stack that connects the three categories of participants in the cannabis ecosystem, namely the customers, retailers, and brands. By partnering with other industry leaders through various data analytics, e-commerce and POS platforms, we help to enhance engagement, analytics, and create a truly omni-channel experience for our clients and their customers.

Our suite of SaaS-based solutions provides cutting-edge technologies, and we continue to be the database of record for over a thousand cannabis businesses, with customer profiles being created first through our loyalty platform, and through integration of our platform with POS systems, where we can collect crucial data points through POS transactions. Below is a summary of how our technology supports our clients:

•Powerful POS Integration Sync: Powerful POS integrations allow us to provide real-time redemptions for both loyalty rewards and promotional offers, real-time campaign analytics, and deep transaction data.

•Customizable Permission Settings: Our platform enables clients to establish their own levels of user permissions for their retail and marketing staff to ensure the correct people have the correct access to data and marketing tools.

•Datahub: The robust data warehouse provides clients with access to all of their data and allows them to create their own insights.

•Insight Data Dashboards: Our customizable dashboards help clients conveniently visualize the most meaningful data and organize it for easy review.

•Budz: Our customer referral engine, allows retailers’ best customers to become brand ambassadors by referring new customers to their favorite stores.

•Feedback by SpringBig: Our customer feedback tool allows retailers to capture post-transaction feedback about their store, products, and staff.

•Autoconnect: Allow retailers to reach their consumers at critical stages during the consumer buying journey including win-back, abandon cart, and purchase behavior messaging.

Revenue Concentration

We have a diversified client base of approximately 1,300 clients with approximately 3,000 retail locations. No single client accounted for more than 11% of revenue for the year ended December 31, 2022, and 11% of revenue for the year ended December 31, 2021. Our top 10 clients accounted for 27% and 24% of total revenue over the same periods. In addition, our revenue is well-diversified across the U.S. and Canada. No single state or province generated more than 15% our revenue for the years ended December 31, 2022 and December 31, 2021. We do not currently generate a material amount of revenue in Canada.

Research & Development

We conduct concerted product development efforts focused on implementing new, value-add features to our platform, as well as developing new solutions that increase functionality, data-driven actionable insights and enhance ease of use throughout the customer journey. We expect our research and development expenses to remain consistent as a percentage of total revenue with increased growth continuing to support product enhancements.

Seasonality

We have not experienced a significant impact on our results due to seasonality. However, our clients may experience seasonality in their businesses that, in turn, can impact the revenue generated from them. Our business may become more seasonal in the future and historical patterns in our business may not be a reliable indicator of future performance.

Competition

Our direct competitors for various elements of our offerings and services include businesses both within and outside of the cannabis industry that are specifically focused on marketing and customer engagement, commerce and POS solutions or SaaS software, as well as companies focused on technology solutions focused on the cannabis industry.

We believe that the principal competitive factors in our market include: the scale of our operations in all states that have legalized cannabis in some form and the ability to be a first mover in future new markets, the ability to offer comprehensive services across customer relationship management (“CRM”) and marketing software, the ability to support client promotions and the building of loyalty with end-consumers and increase retention, the ability to collect and analyze consumer data and feedback (and providing clients with actionable insights for marketing purposes), and effective communications and marketing to end-customers. We believe we compete favorably based on these factors.

For additional information about the risks to our business related to competition, see the section captioned “Risk Factors—Risks Related to SpringBig’s Business and Industry—We currently face intense competition in marketing and advertising services available to our clients, and we expect competition to further intensify as the cannabis industry continues to evolve.”

Intellectual Property

Our intellectual property and proprietary rights are valuable assets that are important to our business. In our efforts to safeguard our copyrights, trade secrets, trademarks and other intellectual property rights worldwide, we rely on a combination of federal, state, common law and international rights in the jurisdictions in which we operate.

We have an ongoing trademark and service mark registration program pursuant to which we register our brand names in the United States. As of December 31, 2022, we have been issued trademark registrations in the United States, covering among other marks, “SpringBig.”

We also rely on non-disclosure agreements, invention assignment agreements, intellectual property assignment agreements, or license agreements with employees, independent contractors, consumers, software providers and other third parties, which protect and limit access to and use of our proprietary intellectual property.

Though we rely, in part, upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees, as well as the functionality and frequent enhancements to our platform are larger contributors to our success in the marketplace.

Circumstances outside our control could pose a threat to our intellectual property rights. For more information, see the section entitled “Risk Factors—Risks Related to SpringBig’s Intellectual Property.”

Employees and Human Capital Resources

As of December 31, 2022, we had 126 full-time employees, including employees focused on engineering, client success, corporate development, brands, digital message and general and administrative and professional services. We also engage independent contractors to supplement our permanent workforce. 114 employees are located in the United States and 12 employees are located in Canada.

We believe that being able to attract and retain top talent is both a strategic advantage for SpringBig and necessary to realize our objectives for our business. We consider our relations with our employees to be good. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not experienced any work stoppages.

Corporate Information

We were originally formed on January 24, 2020 under the name “Tuatara Capital Acquisition Corporation,” as a blank check company incorporated as a Cayman Islands exempted company, incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On June 13, 2022, in anticipation of the consummation of the previously announced business combination among Tuatara, Merger Sub and Legacy SpringBig, Tuatara changed its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware and it then changed its name to SpringBig Holdings, Inc.

Our principal executive office is located at 621 NW 53rd Street, Suite 260, Boca Raton, Florida 33487. Our telephone number is (800) 772-9172. Our website address is www.springbig.com. Information contained on our website is not a part of this prospectus, and the inclusion of our website address in this prospectus is an inactive textual reference only.

Item 1A. Risk Factors
Our business involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained in this Annual Report on Form 10-K, as well as the risks, uncertainties and other information set forth in the reports and other materials filed or furnished by us with the SEC. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, prospects, results of operations, financial condition and cash flows.

Risks Related to Our Business and Industry

We have a relatively short operating history in a rapidly evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful. As our costs increase, we may not be able to generate sufficient revenue to maintain profitability in the future.

We have a relatively short operating history in a quickly evolving industry that may not develop as we anticipate, if at all. Both our relatively short operating history and the pace of dramatic change in the cannabis industry, and the complex, multiple and sometimes conflicting regulatory regimes applicable to it, makes it difficult to assess our future prospects, and you should evaluate our business in light of the risks and difficulties we may encounter as the industry continues to evolve. While our revenue has grown in recent periods, this growth may not be sustainable due to a number of factors, including the maturation of our business, increased competition and the eventual decline in the number of new major geographic markets in which the sale of cannabis is permitted and to which we have not already expanded. We may not be able to generate sufficient revenue to achieve and sustain profitability. Additionally, we expect our costs to increase in future periods as we expend substantial financial and other resources on, among other things:

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
•executing our growth strategy;
•hiring, integrating and retaining talented sales and other personnel;
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

We have a significant working capital deficiency and a history of losses, may need to raise additional funds to meet our obligations and sustain our operations and may not achieve profitability in the future. There is substantial doubt as to our ability to continue as a going concern.

SpringBig is an early-stage company with a history of losses. We incurred net losses of $13.1 million and $5.8 million for the years ended December 31, 2022 and December 31, 2021, respectively. In addition, as of December 31, 2022, we had a working capital deficiency of $1.5 million and we may need to raise additional funds to meet our obligations and sustain our operations. In their report for the year ended December 31, 2022, our auditors have expressed substantial doubt about our ability to continue as a going concern. In addition, based on the factors described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity & Capital Resources,” as of December 31, 2022, we concluded that there was substantial doubt about our ability to continue to operate as a going concern for the 12 months following the issuance of the financial statements in this Annual Report on Form 10-K. SpringBig may not achieve or maintain profitability in the future. We may continue to incur net losses in the future, and such losses may fluctuate significantly from quarter to quarter. We will need to generate and sustain higher revenue for our business generally, and achieve greater scale and generate greater operating cash flows in future periods in order to achieve and maintain profitability.

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

Further, to the extent any law enforcement actions require us to respond to subpoenas, or undergo search warrants, for client records, cannabis businesses could elect to cease using our products and services. Until the U.S. federal government changes the laws with respect to cannabis, and particularly if the U.S. Congress does not extend the omnibus spending bill’s protection of state medical cannabis programs, described below under the caption “Cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability to execute our business plan,” to apply to all state cannabis programs, U.S. federal authorities could more strictly enforce current federal prohibitions and restrictions. An increase in federal enforcement against companies licensed under state cannabis laws could negatively impact the state cannabis industries and, in turn, our business, operating results, financial condition, brand and reputation.

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

Expansion of our business is, in part, dependent upon continued legislative authorization, including by voter initiatives and referenda, of cannabis in various jurisdictions worldwide, including the legalization of recreational and medical use cannabis. Any number of factors could slow, halt, or even reverse progress in this area. Progress for the industry, while encouraging, is not assured. While there may be ample public support for legislative action in a particular jurisdiction, numerous factors could impact the legislative process, including lobbying efforts by opposing stakeholders as well as legislators’ disagreements about how to legalize cannabis as well as the interpretation, implementation, and enforcement of applicable laws or regulations.

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
•our ability to continue to integrate with POS systems;
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

Our future success depends on our ability to recruit, train, retain and motivate key personnel, including our CEO, Jeffrey Harris, our CFO, Paul Sykes, our CTO, Navin Anand, and certain other key members of management. Competition for qualified personnel in the technology industry is intense. Additionally, we face challenges in attracting, retaining and motivating highly qualified personnel due to our relationship to the cannabis industry, which is rapidly evolving and has varying levels of social acceptance. Any failure to attract, train, retain and motivate qualified personnel could materially harm our operating results and growth prospects.

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

We also use information technology and security systems to maintain the physical security of our facilities and to protect our proprietary and confidential information, including that of our clients, consumers, and employees. Accidental or willful security breaches or other unauthorized access to our facilities or information systems, or viruses, loggers, malware, ransomware, or other malfeasant code in our data or software, could compromise this information or render our systems and data unusable. Additionally, we rely on third-party “cloud-based” providers and we are therefore dependent on the security systems of these providers. Any security breaches or other unauthorized access to our service providers’ facilities or systems, or viruses, loggers, malware, ransomware or other malfeasant code in their data or software, could expose us to information loss, and misappropriation of confidential information, and other security breaches. In addition, our employees, contractors, or other third parties with whom we do business may attempt to circumvent security measures in order to misappropriate personal information, confidential information or other data, or may inadvertently release or compromise such data. Because the techniques used to obtain unauthorized access to or sabotage security systems, or to obtain unauthorized access to data we or our contractors maintain, change frequently and are often not recognized until after an attack, we and our service providers may be unable to anticipate the techniques or implement adequate preventative measures.

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

Negative economic conditions may be created or exacerbated by catastrophic events or health crises, including, among others, re-occurrence of the COVID-19 pandemic or similar wide-spread public health crises.

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

SpringBig’s operations and employees face risks related to health crises, such as the recent COVID-19 pandemic, that could adversely affect SpringBig’s financial condition and operating results. These widespread public health events such as a pandemic could materially affect SpringBig’s operations, including at SpringBig’s headquarters or anywhere else SpringBig operates, and the business or operations of SpringBig’s clients, consumers, partners or other third parties with whom SpringBig conducts business.

In connection with the recent COVID-19 pandemic, governments have, at various times, implemented significant measures intended to control the spread of the virus, including closures, quarantines, travel restrictions, health mandates and social distancing directives, and fiscal stimulus, and legislation designed to deliver monetary aid and other relief. In response to the risks posed by events like the COVID-19 pandemic and to comply with applicable governmental orders, SpringBig has taken active measures to promote the health and safety of our employees. These and other operational changes SpringBig has implemented or may implement in the future may negatively impact productivity and disrupt SpringBig’s business.

To the extent that these restrictions are reinstated and/or remain in place, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19 or other human public health contagions or hazards, there is likely to be an adverse impact on global economic conditions and consumer confidence and spending, which could materially and adversely affect SpringBig’s operations as well as SpringBig’s relationships with clients and consumers.

Reinstating shelter-in-place orders and similar regulations promulgated in response to pandemics or other public health crises could impact the ability of SpringBig’s clients to operate their businesses. Such events have in the past caused, and may in the future cause, a temporary closure or disruption of SpringBig’s clients’ businesses, either due to government mandate or voluntary preventative measures. In the event of mandated business operations limitations, clients may not be able to withstand prolonged interruptions to their businesses, and may be forced to go out of business. Even if SpringBig’s clients are able to continue to operate their businesses, many may operate with limited hours and capacity and other limitations. Any limitations on or disruptions or closures of SpringBig’s clients’ businesses could in turn adversely affect SpringBig’s business. Further, we may experience a decrease in new clients due to a lack of financial resources or a decline in new markets as businesses and financial markets deal with the impact of and efforts to curb pandemic events. Further, these conditions may impact our ability to access financial markets to obtain the necessary funding to expand our business as currently contemplated, which may adversely affect our liquidity and working capital.

The extent of COVID-19’s ultimate effects on SpringBig’s operational and financial performance will depend on future developments, including the steps taken to prevent its resurgence or further spread, all of which are still uncertain and difficult to predict considering the rapidly evolving landscape. Given the continuing uncertainty about the pandemic’s continued effects, it is not currently possible to fully ascertain the overall ultimate impact of COVID-19 on SpringBig’s business. However, if the pandemic reemerges and/or persists as a severe worldwide health crisis, the disease may harm SpringBig’s business, and may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

In connection with the business combination, we disclosed certain projections of SpringBig’s potential financial performance in future years. As previously disclosed, in connection with the sale process, certain financial forecasts for fiscal years through 2024 were prepared by Legacy SpringBig’s management and made available to Tuatara. Also, as previously disclosed, the projections were not prepared with a view toward public disclosure or with a view toward complying with U.S. GAAP, the published guidelines of the SEC or the guidelines established by the American Institute of Certified Public Accountants for preparation and presentation of prospective financial information. Readers were cautioned not to rely on the prospective financial information because actual results are likely to differ materially from the prospective financial information. We reiterate our prior caution not to rely on the previously published and now outdated financial projections. We have not undertaken any obligation to publish any financial projections.

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

We receive, store, process, and use personal information and other user content. The regulatory framework for privacy issues worldwide, including in the United States, is rapidly evolving and is likely to remain uncertain for the foreseeable future, as many new laws and regulations regarding the collection, use and disclosure of personally identifiable information, or PII, and other data have been adopted or are under consideration and existing laws and regulations may be subject to new and changing interpretations. In the United States, the Federal Trade Commission and many state attorneys general are applying federal and state consumer protection laws to impose standards for the online collection, use and dissemination of data. The California Consumer Privacy Act of 2018, or CCPA imposes significant additional requirements with respect to the collection of personal information from California residents. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. It remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, significantly modified the CCPA, which has resulted in further uncertainty and requiring us to incur additional costs and expenses. The CPRA created a new California state agency charged with enforcing state privacy laws, and there is uncertainty about potential enforcement actions that the new agency may take in the future. The effects of the CCPA and the CPRA remain far-reaching, and depending on final regulatory guidance and related developments, may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, Canada and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations, or amendments or changes in the interpretation of existing laws, regulations, standards and other obligations, could impair our or our clients’ ability to collect, use, disclose or otherwise process information relating to employees or consumers, which could decrease demand for our applications, increase our costs and impair our ability to maintain and grow our client and consumer bases and increase revenue. Such laws and regulations may require us to implement privacy and security policies, permit users to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use PII or other data for certain purposes. In addition, a foreign government could require that any data collected in a country not be transferred or disseminated outside of that country, or impose restrictions or conditions upon such dissemination, and we may face difficulty in complying with any such requirements for certain geographic regions. Indeed, many privacy laws, such as those in force in Canada, already impose these requirements. If we fail to comply with federal, state, provincial and foreign data privacy laws and regulations, our ability to successfully operate our business and pursue our business goals could be harmed. Furthermore, due to our acceptance of credit cards, we are subject to the Payment Card Industry Data Security Standard (also known as the “PCI-DSS”), which is designed to protect the information of credit card users.

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

SpringBig may require additional financing to fund its operations or growth. In addition, we have substantial fixed expenses including rent and monthly principal and interests payments on the L1 Notes. The failure to secure additional financing could have a material adverse effect on the continued development or growth of SpringBig. We may need to raise additional capital and the funding provided by the L1 Notes and potentially available under the Cantor Equity Facility may not be sufficient or available in full. Such additional capital may cause dilution to our stockholders. Further, the likelihood that our warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our shares of common stock, which is currently below the applicable exercise price. If the trading price for our shares of common stock remains less than the applicable exercise price, we believe the warrant holders will be unlikely to exercise their warrants. If our need is due to unforeseen circumstances or material expenditures or if our operating results are worse than expected, then we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all, and these additional financings could cause further dilution to our stockholders. Any funds we raise may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, increasing interest rates and the recent disruptions to and volatility in the credit and financial markets in the United States. Due to the current legal status of cannabis under U.S. federal law, we have experienced, and may in the future experience, difficulty attracting additional debt or equity financing. In addition, the current legal status of cannabis may increase the cost of capital now and in the future. Debt financing, if available, may involve agreements that include equity conversion rights, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, expending capital, or declaring dividends, or that impose financial covenants on us that limit our ability to achieve our business objectives. Debt financings may contain provisions, which, if breached, may entitle lenders to accelerate repayment of loans, and there is no assurance that we would be able to repay such loans in such an event or prevent the foreclosure of security interests granted pursuant to such debt financing. If we need but cannot raise additional capital on acceptable terms, then we may not be able to meet our business objectives and satisfy our financial obligations, our stock price may fall, and you may lose your investment.

Our obligations to the holder of the L1 Notes are secured by a security interest in substantially all of our assets, so if we default on those obligations, the noteholder could foreclose on, liquidate and/or take possession of our assets. If that were to happen, we could be forced to curtail, or even to cease, our operations.

On April 29, 2022, the Company entered into the Notes and Warrants Purchase Agreement with the Investor, pursuant to which the Company, on June 14, 2022, issued the L1 Notes and the Investor Warrants exercisable for shares of Common Stock of the Company at an exercise price of $12 per share. Simultaneously, Legacy SpringBig entered into a guaranty agreement to guarantee the Company’s obligations under the L1 Notes and the Company and Legacy SpringBig entered into a security agreement, pursuant to which the Investor was granted a security interest in all of the assets of the Company and Legacy SpringBig to secure repayment of amounts due under the L1 Notes. As a result, if we default on our obligations under the L1 Note, the Investor could foreclose on its security interests and liquidate or take possession of some or all of the assets of the Company, Legacy SpringBig and its subsidiaries, which would harm our business, financial condition and results of operations and could require us to curtail, or even to cease our operations.

Our notes and related agreements restrict our ability to obtain additional debt and equity financing which may restrict our ability to grow and finance our operations and, further, no assurances can be made that we will receive additional cash proceeds from the exercise of the Investor Warrants.

The agreements related to the sale of the L1 Notes and Investor Warrants contain a number of restrictive covenants that may impose significant operating and financial restrictions on us while L1 Notes remain outstanding or unless the restrictions are waived by consent of each noteholder, including restrictions on our ability to incur additional indebtedness and guarantee indebtedness; incur liens or allow mortgages or other encumbrances; prepay, redeem, or repurchase certain other debt; pay dividends or make other distributions or repurchase or redeem our capital stock; sell assets or enter into or effect certain other transactions (including a reorganization, consolidation, dissolution or similar transaction or selling, leasing, licensing, transferring or otherwise disposing of assets of the Company or its subsidiaries); enter into variable rate transactions (exclusive of the Cantor Equity Facility); and adopt certain amendments to our governing documents, among other restrictions. In addition, the terms of the L1 Notes restrict our ability to issue additional equity capital under certain circumstances. A breach of the covenants or restrictions under the agreements governing our indebtedness could result in an event of default under these agreements. As a result of these restrictions, we may be limited in how we conduct our business, unable to raise additional debt or equity financing to operate during general economic or business downturns and/or unable to compete effectively or to take advantage of new business opportunities. The Company may not have the ability to prepay the L1 Notes prior to maturity except to the limited extent of proceeds from the Cantor Equity Facility to the extent available.

Further, while we could potentially receive substantial gross proceeds from the exercise of the Investor Warrants, assuming the exercise in full of all of the Investor Warrants, no assurances can be made that the Investor will elect to exercise any or all of such Investor Warrants and, accordingly, no assurance that we will receive any proceeds from the exercise of the Investor Warrants. We believe the likelihood that the Investor will exercise the Investor Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our shares of common stock, which is currently substantially below the $12.00 exercise price. If the trading price for our shares of common stock remains less than $12.00 per share (or the adjusted exercise price in the event of dilutive issuances), we believe the Investor will be unlikely to exercise its warrants. Accordingly, we may not receive cash proceeds with respect to the Investor Warrants and we are restricted in our ability to raise additional debt or equity financing.

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

As of December 31, 2022, SpringBig had approximately $26.4 million of U.S. federal net operating loss carryforwards available to reduce future taxable income, which can be carried forward indefinitely. The Tax Cuts and Jobs Act (the “Tax Act”) included a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017 and the elimination of carrybacks of net operating losses. In addition, net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. If SpringBig has experienced an ownership change at any time since its incorporation, SpringBig may already be subject to limitations on its ability to utilize its existing net operating loss carryforwards and other tax attributes to offset taxable income or tax liability. In addition, the business combination, and future changes in SpringBig’s stock ownership, which may be outside of SpringBig’s control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit SpringBig’s use of accumulated state tax attributes. As a result, even if SpringBig earns net taxable income in the future, its ability to use its pre-change net operating loss carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to SpringBig.

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

Cannabis, other than hemp (defined by the U.S. government as Cannabis sativa L. with a THC concentration of not more than 0.3% on a dry weight basis), is a Schedule I controlled substance under the CSA. Even in states or territories that have legalized cannabis to some extent, the cultivation, possession, and sale of cannabis all violate the CSA and are punishable by imprisonment, substantial fines and forfeiture. Moreover, individuals and entities may violate federal law if they aid and abet another in violating the CSA, or conspire with another to violate the law, and violating the CSA is a predicate for certain other crimes, including money laundering laws and the Racketeer Influenced and Corrupt Organizations Act. The U.S. Supreme Court has ruled that the federal government has the authority to regulate and criminalize the sale, possession and use of cannabis, even for individual medical purposes, regardless of whether it is legal under state law. For many years, however, the U.S. government has not prioritized the enforcement of those laws against cannabis companies complying with state law and their vendors. No reversal of that policy of prosecutorial discretion is expected under the Biden administration, although prosecutions against state-legal entities cannot be ruled out.

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

On March 11, 2021, Merrick Garland was sworn in as the U.S. Attorney General. During his campaign, President Biden stated a policy goal to decriminalize possession of cannabis at the federal level, but he has not publicly supported the full legalization of cannabis. In response to questions posed by Senator Cory Booker, Merrick Garland stated during February 2021 congressional testimony that he would reinstitute a version of the Cole Memorandum. He reiterated the statement that the Justice Department under his leadership would not pursue cases against Americans “complying with the laws in states that have legalized and are effectively regulating marijuana,” in written responses to the Senate Judiciary Committee provided around March 1. It is not yet known whether the Department of Justice under President Biden and Attorney General Garland, will re-adopt the Cole Memorandum or announce a substantive marijuana enforcement policy. Justice Garland indicated at a confirmation hearing before the United States Senate that it did not seem to him to be a useful use of limited resources to pursue prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise. It is unclear what impact, if any, the current or any new administration will or would have on U.S. federal government enforcement policy on cannabis. Nonetheless, there is no guarantee that the position of the Department of Justice will not change.

Industry observers are hopeful that the current U.S. political environment will increase the chances of federal cannabis policy reform. However, we cannot provide assurances about the content, timing or chances of passage of a bill legalizing cannabis or liberalizing cannabis regulations. Accordingly, we cannot predict the timing of any change in federal law or possible changes in federal enforcement. In the event that the federal government were to reverse its long-standing hands-off approach to the state legal cannabis markets and start more broadly enforcing federal law regarding cannabis, we would likely be unable to execute our business plan, and our business and financial results would be adversely affected.

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

In 2014, the DOJ under the Obama administration directed federal prosecutors to exercise restraint in prosecuting AML violations arising in the state legal cannabis programs and to consider the federal enforcement priorities enumerated in the Cole Memo when determining whether to charge institutions or individuals based upon cannabis-related activity. Around the same time, the Treasury Department issued guidance that clarified how financial institutions can provide services to cannabis-related businesses, consistent with financial institutions’ obligations under the Bank Secrecy Act. Then-Attorney General Sessions’s rescission of the DOJ’s guidance on the state cannabis programs in early 2018 increased uncertainty and heightened the risk that federal law enforcement authorities could seek to pursue money laundering charges against entities, or individuals, engaged in supporting the cannabis industry. On January 31, 2018, the Treasury Department issued additional guidance that the 2014 Guidance would remain in place until further notice, despite the rescission of the DOJ’s earlier guidance memoranda.

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

Risks Related to Our Securities and Certain Tax Matters

If we fail to meet all applicable requirements of Nasdaq, and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

On September 7, 2022, we received a letter from the listing qualifications department staff of Nasdaq (the “Nasdaq Staff”) notifying us that for the last 30 consecutive business days, our minimum Market Value of Listed Securities (“MVLS”) was below the minimum of $50 million required for continued listing on The Nasdaq Global Market pursuant to Nasdaq listing rule 5450(b)(2)(A). The notice had no immediate effect on the listing of our common stock or warrants. In accordance with Nasdaq listing rule 5810(c)(3)(C), the Company has 180 calendar days, or until March 6, 2023, to regain compliance. The notice states that to regain compliance, the Company’s MVLS must close at $50 million or more for a minimum of ten consecutive business days during the compliance period ending March 6, 2023. On March 7, 2023, we received formal notice from the Nasdaq Staff indicating that we continued to be non-compliant with the MVLS requirement and that our common stock and warrants were subject to delisting unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company has timely requested a hearing before the Panel, which request will stay any further action by Nasdaq at least pending the issuance of a decision by the Panel and the expiration of any extension that the Panel may grant to the Company following the hearing. If the Company is unable to satisfy the MVLS requirement, the Company may be eligible to transfer the listing of its common stock and warrants to the Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market).

On December 20, 2022, we received a letter from the Nasdaq Staff providing notification that, for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below the $1.00 per share minimum bid price requirement for continued listing under Nasdaq Listing Rule 5450(a)(1). The notice had no immediate effect on the listing of the Company’s common stock or warrants. In accordance with Nasdaq Listing Rule 5810(c)(3)(A) the Company has been provided an initial period of 180 calendar days, or until June 19, 2023 to regain compliance with the minimum bid requirement. To regain compliance, the closing bid price of the Company’s common stock must be $1.00 per share or higher for a minimum of 10 consecutive business days any time before June 19, 2023, unless Nasdaq exercises its discretion to extend this 10-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). If the Company does not regain compliance by June 19, 2023, the Company may be eligible for an additional 180 calendar days compliance period. To qualify, the Company would need to transfer the listing of its common stock to the Nasdaq Capital Market, provided that it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split if necessary.

There can be no assurance that we will regain compliance with the requirements for listing our common stock and/or warrants on Nasdaq. If we are unable to satisfy the Nasdaq criteria for continued listing, our common stock and/or warrants would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock and/or warrants; reducing the number of investors willing to hold or acquire our common stock and/or warrants, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of us; and limiting our ability to issue additional securities or obtain additional financing in the future. In addition, delisting from Nasdaq may negatively impact our reputation and, consequently, our business.

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
•sales of substantial amounts of our shares of common stock by the Company, Cantor, the Investor or our directors, executive officers or significant shareholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rates, fuel prices, inflation, international currency fluctuations and acts of war or terrorism.

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

To the extent that the L1 Notes and/or Investor Warrants are converted into or exercised for shares of common stock, substantial amounts of our shares of common stock will be issued. Under certain default circumstances the L1 Notes and Investor Warrants may become exercisable at prevailing prices or discounts to prevailing prices, and the original $12 conversion price of the L1 Notes and $12 exercise price of the Investor Warrants will be adjusted in the event that the Company issues additional equity securities under certain issuances below the original conversion/exercise price. In addition, we have the ability under certain circumstances to make payments on the L1 Notes in shares of common stock at then prevailing market prices. We are required to reserve three times the original number of shares obtainable under the L1 Notes and Investor Warrants to provide for these circumstances. Although we cannot predict the number of our shares of common stock that will actually be issued in connection with any such conversions and/or sales, such issuances could result in substantial decreases to our stock price.

Further, substantial amounts of our shares of common stock may also be issued, sold and/or resold under Cantor Equity Facility and pursuant to the Company’s equity incentive plan, which could cause further substantial dilution of our shares of common stock and materially impact the trading price of our shares of common stock.

In addition, the way we account for the L1 Notes and the Investor Warrants may impact our reported or future financial results and the market price of our shares of common stock. For example, we have adopted ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity and elected to carry the L1 Notes and Investor Warrants at amortized cost. See the section titled “Effective Accounting Pronouncements” in Note 2 “Summary of Significant Accounting Policies,” and Note 11 “Senior Secured Convertible Notes” in our audited consolidated financial statements included in this report for more information.

A significant portion of our total outstanding shares may be sold into the market in the near future. This could cause the market price of our shares of common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of common stock in the public market could occur at any time as a result of issuances and resales of shares of common stock under the Cantor Equity Facility along with other issuances and resales of shares of common stock including shares subject to the L1 Notes, the Investor Warrants and our other public and private warrants, as well as the resale of shares of common stock by other holders, and pursuant to the Company’s equity incentive plan. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our shares of common stock.

Sales of our shares of common stock, or the perception of such sales, including by selling securityholders in the public market or otherwise could cause the market price for our shares of common stock to decline the securityholders selling such securities may still receive significant proceeds.

The sale of our shares of common stock in the public market or otherwise, or the perception that such sales could occur, could harm the prevailing market price of our shares of common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that it deems appropriate (which ability to sell equity securities is also subject to restrictions under the terms of the L1 Notes and related agreements). Institutional investors and our founder that collectively beneficially own in excess of 50% of the Company’s outstanding shares in the aggregate will be able to resell their shares for so long as a registration statement is available for use. Resales of our shares of common stock may cause the market price of our securities to drop significantly, regardless of the performance of our business.

We have filed registration statements relating to the resale of a large number of shares of common stock representing a large percentage of our public float pursuant to the Notes and Warrants Purchase Agreement, the Cantor Equity Facility, and securities held by certain existing shareholders for which such securityholders have registration rights. As such, sales of a substantial number of shares of common stock in the public market could occur at any time. Given the substantial number of shares of common stock being registered for potential resale or the perception in the market that the stockholders of a large number of shares intend to sell shares, could increase the volatility of the market price of our common stock or result in a significant decline in the public trading price of our common stock. Further, certain shares of our common stock that are being registered for resale include shares that were purchased at prices that may be significantly below the trading price of our shares of common stock and the sale of which would result in such selling securityholders realizing a significant gain. Even if our trading price remains low, certain selling securityholders may still have an incentive to sell shares of our common stock because they purchased the shares at prices lower than the public investors or the current trading price of our common stock. Public holders of our shares of common stock may not experience a similar rate of return on their shares.

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

Our public warrants were issued in registered form under the warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and the Company. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of curing any ambiguity or curing, correcting or supplementing any defective provision or adding or changing any other provisions with respect to matters or questions arising under the warrant agreement, but requires the approval by the holders of at least 65% of then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of then outstanding public warrants approve of such amendment. Examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of common stock purchasable upon the exercise of a warrant.

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

As discussed elsewhere in this Annual Report on Form 10-K, we completed the business combination on June 14, 2022. Prior to the business combination, Legacy SpringBig was a private company and, therefore, its controls were not required to be designed or maintained in accordance with Rules 13a-15 and 15d-15 under the Exchange Act. The design and implementation of internal control over financial reporting for the Company post-business combination has required and will continue to require significant time and resources from management and other personnel. Because of this, the design and ongoing development of our framework for implementation and evaluation of internal control over financial reporting is in its preliminary stages. As a result, management was unable, without incurring unreasonable effort or expense to conduct a comprehensive assessment of our internal control over financial reporting as of December 31, 2022. Accordingly, we are excluding management's report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations. However, management concluded that as of December 31, 2022, the Company had a material weakness.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is more than a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that we did not have accounting personnel with adequate expertise in GAAP to ensure that complex material and/or non-routine transactions are properly reflected in our consolidated financial statements. We also noted that we did not perform adequate independent reviews and maintain effective controls related to the preparation of consolidated financial statements, related notes thereto, account analyses, account summaries and account reconciliations. We have taken and are continuing to take additional steps to remedy this material weakness.

Failure to properly implement internal controls on a timely basis may lead to the identification of one or more additional material weaknesses or control deficiencies in the future, which may prevent us from being able to report our financial results accurately on a timely basis or help prevent fraud, and could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the market price of our shares of common stock to decline. If we have additional material weaknesses in the future, it could affect the financial results that we report or create a perception that those financial results do not fairly state our financial position or results of operations. Either of those events could have an adverse effect on the value of our shares of common stock.

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

Pursuant to SpringBig Holdings, Inc. 2022 Long-Term Incentive Plan (the “Incentive Plan”), we are authorized to grant options and other share-based awards to our employees, directors and consultants. The number of shares of our common stock initially reserved for issuance under the Incentive Plan was 1,525,175, but we may seek shareholder approval to increase this amount from time to time. Shares subject to stock awards granted under the Incentive Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the Incentive Plan.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters is located in Boca Raton, Florida pursuant to a lease that expires in November 2024. In addition, SpringBig leases office space in Seattle, Washington and Toronto, Ontario.

We believe that our current facilities are adequate to meet our ongoing needs. However, from time to time we may evaluate additional or substitute office spaces. We believe that we will be able to obtain additional facilities, as needed, on commercially reasonable terms.

Item 3. Legal Proceedings

For a description of developments to legal proceedings during the year ended December 31, 2022, see "Litigation" under Note 17, "Commitments and Contingencies" to our consolidated financial statements.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases Of Equity Securities

Market Information

Our common stock and warrants, each exercisable for one share of our common stock at an exercise price of $11.50 per share, are listed on The Nasdaq Global Market under the symbols “SBIG” and SBIGW,” respectively. As of March 28, 2023, there were 39 holders of record of our common stock, and this number was derived from our shareholder records and does not include The Depository Trust Company participants or beneficial owners holding shares through nominee names.

Dividend Policy

We have not declared or paid any dividends on our common stock to date. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the sole discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant.

Sales of Unregistered Securities

On June 14, 2022, at the first closing under the Notes and Warrants Purchase Agreement, we issued and sold to the Investor (i) a Note in the principal amount of $11,000,000 and (ii) a five-year warrant to purchase 586,980 shares of our common stock at an exercise price of $12.00 per share, for total cash consideration to the Company of $10,000,000

On June 14, 2022, we issued 1,310,000 shares of our common stock pursuant to the Subscription Agreements entered into in connection with the PIPE Subscription Financing for aggregate consideration of $13.1 million, plus 31,356 shares paid to certain investors pursuant to the convertible notes with such investors.

On September 9, 2022, we issued 877,193 shares of our common stock (such shares, the “Commitment Fee Shares”) to Cantor. We issued the Commitment Fee Shares as consideration for Cantor’s irrevocable commitment to purchase additional Common Shares at our election in our sole discretion, from time to time upon the terms and subject to the satisfaction of the conditions set forth in the Common Stock Purchase Agreement. The Common Stock Purchase Agreement established a committed equity facility pursuant to which we may in the future, from time to time, at our election in our sole discretion, upon the terms and subject to the satisfaction of the conditions set forth in the Common Stock Purchase Agreement issue and sell to the Cantor additional shares of our Common Stock.

On December 2, 6, 9, and 13, 2022, we issued 80,770, 80,770, 91,481, and 98,224, respectively, for a total of 351,245 shares of our common stock (such shares, the “L1 Shares”) to the Investor. We issued the L1 Shares as consideration for repayment of a portion of the amounts payable under the L1 Notes.

We issued the foregoing securities in transactions not involving an underwriter and not requiring registration under Section 5 of the Securities Act of 1933, as amended, in reliance on the exemption afforded by Section 4(a)(2) thereof.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plan

The information required under this Item will be contained in the definitive Proxy Statement for our 2023 annual meeting of stockholders (the “Proxy Statement”), incorporated herein by reference.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

"SpringBig," "the Company," "we," "us" or "our" refer to SpringBig Holdings, Inc. and its subsidiaries, unless the context otherwise requires.

Forward Looking Statements

All statements other than statements of historical facts contained in this report, including statements regarding future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "could," "would," "expect," "objective," "plan," "potential," "seek," "grow," "target," "if," and similar expressions intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations, objectives, and financial needs. Our actual results could differ materially from those anticipated due to various factors discussed under “Risk Factors” in this Annual Report on Form 10-K.

Business Overview

SpringBig Holdings, Inc. (the “Company” or “SpringBig”) is a market-leading software platform providing customer loyalty and marketing automation solutions to retailers and brands. We have leveraged our deep expertise in loyalty marketing to develop solutions that address the key challenges faced by retailers and brands, including those in the cannabis industry. Stringent, complex, and rapidly evolving regulations have resulted in restricted access to traditional marketing and advertising channels for cannabis retailers and brands, preventing them from utilizing many traditional methods for effectively accessing and engaging with consumers. In addition, the lack of industry-specific data and market intelligence solutions limit cannabis retailers' and brands' ability to efficiently market their products, thereby hindering their growth. Our platform enables our clients to increase brand awareness, engage customers, improve retention, and access actionable consumer feedback data to improve marketing. Our clients can use our loyalty marketing, digital communications, and text/email marketing solutions to drive new customer acquisition, customer spend and retail foot traffic. Our proven B2B2C software platform creates powerful network effects between retailers and brands and provides an ability for both to connect directly with consumers. As retailers and brand scale, a virtuous cycle amplifies growth, ultimately expanding SpringBig's reach and strengthening our value proposition.

SpringBig serves approximately 1,300 brand and retailer clients across more than 3,000 distinct retail locations in North America. Our clients distribute more than 2.0 billion messages annually, and in the last year more than $7.5 billion of gross merchandise value was accounted for by clients utilizing our platform.

Business Combination and Public Company Cost

On June 14, 2022, SpringBig Holdings, Inc., a Delaware corporation (formerly known as Tuatara Capital Acquisition Corporation (“Tuatara” or “TCAC”)), consummated the previously announced business combination (the “business combination”) of Tuatara and SpringBig, Inc. (“Legacy SpringBig”), a Delaware corporation. Pursuant to the merger agreement, prior to the closing of the business combination, Tuatara changed its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. Prior to the closing date, and in connection with the Closing, Tuatara changed its name to SpringBig Holdings, Inc. Legacy SpringBig was deemed to be the accounting acquirer in the business combination based on an analysis of the criteria outlined in Accounting Standards Codification 805. While Tuatara was the legal acquirer in the business combination, because Legacy SpringBig was deemed the accounting acquirer, the historical financial statements of Legacy SpringBig became the historical financial statements of the combined company, upon the Closing.

The business combination was accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the financial statements of Legacy SpringBig in many respects. Under this method of accounting, Tuatara was treated as the “acquired” company for financial reporting purposes. For accounting purposes, Legacy SpringBig was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Legacy SpringBig (i.e., a capital transaction involving the issuance of stock by Tuatara for stock of Legacy SpringBig). Accordingly, the consolidated assets, liabilities and results of operations of Legacy SpringBig became the historical financial statements of the combined company, and Tuatara’s assets, liabilities and results of operations were consolidated with Legacy SpringBig beginning on the acquisition date. Operations prior to the business combination are presented as those of Legacy SpringBig. The net assets of Tuatara were recognized at historical cost (which are consistent with carrying value), with no goodwill or other intangible assets recorded.

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

Key Operating and Financial Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following is our analysis for the years ended December 31, 2022 and 2021, in thousands:

	Years Ended December 31,
	2022	2021
Revenue	$26,629	$23,362
Net loss	(13,076)	(5,750)
Adjusted EBITDA	(12,603)	(5,548)

Number of retail clients	1,319	1,240
Net revenue retention	105%	110%
Number of messages (million)	2,099	1,861

For a reconciliation of net loss to Adjusted EBITDA see “EBITDA and Adjusted EBITDA,” below.

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

Number of Retail Clients. We disclose in the table above the number of discrete SpringBig platforms used by clients of the business at the end of the relevant period. We view this number as an important metric to assess the performance of our business because an increased number of clients drives growth, increases brand awareness and helps contribute to our reach and strengthening our value proposition.

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

Number of Messages Sent. We believe that the volume of messages sent, measured in standardized message size, is important as it indicates the frequency of use and level of engagement of our platform by our clients. Messages are distributed by text, email, and direct push notifications to mobile applications.

EBITDA and Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed EBITDA, which is a non-GAAP financial measure that we calculate as net income before interest, taxes, depreciation and amortization and Adjusted EBITDA, which represents EBITDA adjusted for certain unusual, infrequent items, or non-cash items (such as bad debt expense and stock-based compensation).

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

EBITDA and Adjusted EBITDA have limitations, and you should not consider these in isolation or as a substitute for analysis of our results as reported under GAAP, including net loss, which we consider to be the most directly comparable GAAP financial measure. Some of these limitations are:

•although depreciation and amortization are non-cash charges, the assets being depreciated may have to be replaced in the future, and neither EBITDA nor Adjusted EBITDA reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs; and
•EBITDA and Adjusted EBITDA do not reflect tax payments that may represent a reduction in cash available.

Because of these limitations, you should consider EBITDA and Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results.

A reconciliation of net loss before taxes to non-GAAP EBITDA and Adjusted EBITDA is as follows (in thousands):

	Years Ended December 31,
	2022	2021
Net loss	$(13,076)	$(5,750)
Interest income	(18)	(3)
Interest expense	949	—
Income tax expense	3	2
Depreciation and amortization expense	259	173

EBITDA	(11,883)	(5,578)

Stock based compensation	1,226	595
PPP loan forgiveness	—	(781)
Bad debt expense	1,474	216
Severance payments	188	—
Business combination related bonus	550	—
Change in fair value of warrants	(4,158)	—

Adjusted EBITDA	$(12,603)	$(5,548)

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

Components of Our Results of Operations

Revenue

SpringBig provides its retail customers with access to an integrated platform that provides all the functions of the Company’s proprietary software, which uses proprietary technology to send text, email, and push messages to the customer’s contacts. This access is provided to customers under a contract, with revenue generated from monthly fixed fees for credits (up to pre-contracted amount) and optional purchases of additional credits.

Cost of Revenue

Cost of revenue consists primarily of amounts payable to distributors of messages on behalf of the Company’s customers across cellular networks and integrations.

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

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and related benefits costs for our employees involved in general corporate functions including finance, human resources and investor relations, as well as costs associated with the use by these functions of software and equipment. All rent, insurance and other occupancy costs are also included in general and administrative expenses as are professional and outside services related to legal, audit and other services, and stock compensation expenses.

Results of Operations

The following tables set forth our results of operations for the periods indicated:

	Years Ended December 31,
	2022	2021	Increase (decrease)	%
	(in thousands)	(in thousands)	(in thousands)
Revenue	$26,629	$23,362	$3,267	14%
Cost of revenues	6,701	6,267	434	7%
Gross profit	19,928	17,095	2,833	17%
Operating expenses:
Selling, servicing and marketing	12,333	10,185	2,148	21%
Technology and software development	11,353	8,410	2,943	35%
General and administrative	12,542	5,032	7,510	149%
Total operating expenses	36,228	23,627	12,601	53%
Loss from operations	(16,300)	(6,532)	(9,768)	150%
Interest income	18	3	15	nm
Interest expense	(949)	—	(949)	nm
Change in fair value of warrants	4,158	—	4,158	nm
Forgiveness of PPP loan	—	781	(781)	nm
Loss before income tax	(13,073)	(5,748)	(7,325)	127%
Income tax expense	3	2	1	nm
Net loss	$(13,076)	$(5,750)	$(7,326)	127%
nm - not meaningful

Revenues. Revenues increased by $3.3 million for the year ended December 31, 2022, a 14% increase compared with the year ended December 31, 2021. Our subscription revenue was $20.4 million for the year ended December 31, 2022 compared with $14.8 million in for the year ended December 31, 2021, representing 38% year over year growth. The excess use revenue declined by 29% year over year from $8.3 million for the year ended December 31, 2021 to $5.9 million for the year ended December 31, 2022. This decrease was due in part to the weaker economy and more significantly to the fact that some prior year excess use revenue has now converted into recurring subscription revenues due to clients upgrading their subscriptions. Our revenue from Brands clients increased by 44% year over year and was $940,000 for the year ended December 31, 2022, as compared to $654,000 for the year ended December 31, 2021.

Gross Profit. Gross profit increased to $19.9 million for the year ended December 31, 2022 from $17.1 million for the year ended December 31, 2021, representing a 17% increase. The cost of revenue increased by $0.4 million, representing a 7% increase, for the year ended December 31, 2022. The increase was primarily due to the increasing volume of messages distributed by clients, with a total of approximately 2.1 billion messages during the year ended December 31, 2022, representing an increase of 238 million, or 13.0% higher, than in the same period last year. The percentage increase in cost of revenue is lower than our revenue growth over the same period and therefore our gross margin percentage increased by 1.7% compared with the same period in 2021 to 74.8% for the year ended December 31, 2022.

Operating Expenses. SpringBig continues to prioritize revenue growth while ensuring expenses are managed in an appropriate manner to ensure we are able to handle the growth with appropriate personnel, infrastructure and processes and also ensuring net loss is maintained within an acceptable range.

Our operating expenses increased by $12.6 million, or 53%, for the year ended December 31, 2022 compared with the year ended December 31, 2021.

Selling, servicing and marketing expenses increased by $2.1 million, or 21%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase in expenses is primarily due to the full year effect of expanding the size of our operations during the latter half of 2021 in response to growth in the business and increased travel and conference activity in the year ended December 31, 2022 after this had been curtailed in the prior year due to the Covid-19 pandemic.

Technology and software development expenses increased by $2.9 million, or 35%, for year ended December 31, 2022, compared to the year ended December 31, 2021, with the increase being attributable to higher headcount primarily through using offshore contract engineering resources to enable an acceleration in the pace of developing and enhancing our software platform.

General and administrative expenses increased by $7.5 million, or 149%, for the year ended December 31, 2022, compared to the year ended December 31, 2021 due to higher personnel-related costs as we increased headcount and additional expenses related to preparing for and becoming a publicly listed company, specifically relating to legal, accounting and auditing fees and directors’ and officers’ liability insurance premiums. In addition, higher stock compensation and bad debt expenses in the year ended December 31, 2022 compared with the prior year are included in this category. The increase in bad debt expense from $0.2 million for the year ended December 31, 2021 to $1.5 million for the year ended December 31, 2022 was due to the deterioration of the macroeconomy which resulted in many smaller clients closing their businesses.

Interest Income (Expense). Interest expense was $949,000 for the year ended December 31, 2022 due to interest on the 15% Convertible Notes and the 6% Convertible Notes issued in connection with the business combination consummated on June 14, 2022. Interest expense was immaterial for the year ended December 31, 2021.

Change in fair value of warrants. The liability relating to warrants issued by SpringBig is included on the balance sheet at the value prevailing at the end of the accounting period and any change in value is reported in the income statement. As at December 31, 2022, the value of the public warrants, which are listed on the Nasdaq stock exchange was $0.0211 per warrant. These warrants did not exist at December 31, 2021, and were recorded in connection with accounting related to the June 14, 2022 business combination. As of the business combination date, the fair value per warrant was $0.2810. The liability relating to warrants issued by SpringBig is included on the balance sheet at the value prevailing at the end of the accounting period. During the year ended December 31, 2022, a $4.2 million gain related to the change in value of the warrants is reported in the income statement.

Liquidity & Capital Resources

We have incurred net losses since inception, and experienced negative cash flows from operations. Prior to the business combination, we financed our operations and capital expenditures primarily through the private sales of equity securities and revenue. Our primary uses of cash in the short-term are to fund our operations as we continue to grow our business.

In connection with the execution of the merger agreement in November 2021, Legacy SpringBig and TCAC entered into subscription agreements, pursuant to which certain investors (the “PIPE Investors”) agreed to purchase an aggregate of 1,310,000 shares of common stock of the combined company, for $10.00 per share, for an aggregate purchase price of $13,100,000. On February 25, 2022, SpringBig entered into convertible notes (the "Convertible Notes”) with certain of the PIPE Investors for a principal sum of $7.0 million in aggregate. On the consummation of the business combination, closing of the merger, the outstanding principal balance of the Convertible Notes became due and payable and was satisfied, along with the interest due on such notes, by the issuance to holders of such notes shares of the Company’s common stock and the remainder of the investment from the PIPE Investors was funded and paid to the Company.

Additionally, following the execution of the merger agreement, we entered into two incremental financing agreements. An institutional investor through the Notes and Warrants Purchase Agreement agreed to purchase $11.0 million of 6% Senior Secured Original Issue Discount Convertible Notes due in 2024 and a number of warrants equal to one-half of the principal amount of notes divided by the volume weighted average price on the trading day prior to closing. This financing closed immediately after the business combination.

The Company also entered into the Cantor Equity Facility for up to $50.0 million in aggregate gross purchase price of newly issued shares of our common stock after the closing of the business combination.

The Company may, from time to time at its option, sell to Cantor newly issued shares of common stock pursuant to the terms of the Cantor Equity Facility. The use of the Cantor Equity Facility is subject to certain conditions, including the effectiveness of a registration statement relating to the resale of the common stock issuable under the Cantor Equity Facility. Therefore, funds from the $50.0 million gross purchase price will not be immediately available, if at all, to SpringBig, and there can be no assurances that the Cantor Equity Facility will be available to the Company at all times during its terms or that such purchase price will ever become available.

The following table summarizes our cash, accounts receivable and working capital at December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$3,546	$2,227
Accounts receivable, net	2,889	3,045
Working capital	(1,544)	3,979

We are committed to ensuring our balance sheet supports the business and our growth objectives and are considering a supplemental capital raise. As of December 31, 2022, based on the factors described in this sub-section, we concluded that there was substantial doubt about our ability to continue to operate as a going concern for the 12 months following the issuance of the financial statements in this Annual Report on Form 10-K. This estimate is based on our current business plan and expectations and assumptions in light of current macroeconomic conditions. We have based these estimates on assumptions that may prove to be wrong and could use our available capital resources sooner than we currently expect, and future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section entitled “Risk Factors” in this Annual Report on Form 10-K. Although we are not currently a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity financing, incur indebtedness, or use cash resources. We have no present understandings, commitments or agreements to enter into any such acquisitions.

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

SpringBig’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors including, but not limited to, cash and cash equivalents, the ongoing increase in revenue through increased usage by customers and new customers, its Common Stock Purchase Agreement and strategic capital raises. The ultimate success of these plans is not guaranteed. See the section titled “Going Concern and Liquidity” in Note 2 of the notes to our audited consolidated financial statements included in this report for more information.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	$(14,518)	$(7,884)
Investing activities	(413)	(374)
Financing activities	16,250	38
Increase (decrease) in cash and cash equivalents	$1,319	$(8,220)

Operating Activities

Cash used in operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation and amortization, non-cash stock compensation expenses, changes in the fair value of financial instruments and the effect of changes in working capital and other activities.

For the year ended December 31, 2022, the net loss was $13.1 million and the cash used in operating activities was $14.5 million. The difference of $1.4 million is due to $2.0 million in non-cash items comprising a $4.2 million change in the value of warrants offset by $2.6 million relating to stock compensation expense and depreciation and amortization, and a $0.6 million reduction in working capital.

For the year ended December 31, 2021, the net loss and loss from operations was $5.8 million and cash used in operating activities was $7.9 million, with the difference of $2.1 million being due to an increase in accounts receivable.

Investing Activities

SpringBig has low capital investment requirements, with our needs comprising primarily computer equipment and office furniture and related items. Cash used in investing activities was $0.4 million for the year ended December 31, 2022 and $0.4 million for the year ended December 31, 2021.

Financing Activities

During the year ended December 31, 2022, the net cash provided by financing activities was $16.3 million, comprising $8.8 million from TCAC non-redeeming shareholders, $13.1 million from the issuance of new common stock pursuant to the PIPE financing and $10.0 million from the Secured Convertible Note less merger related expenses of $14.8 million to provide net cash of $17.1 million associated with the closing of the business combination with Tuatara. Subsequent to the business combination $1.0 million of the Secured Convertible Note has been repaid prior to December 31, 2022 and during the year ended December 31, 2022, $0.1 million was received due to the exercise of employee stock options.

Cash flows from financing activities were immaterial during the year ended December 31, 2021.

Off-Balance Sheet Arrangements

At December 31, 2022, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

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

We believe that the assumptions and estimates associated with revenue recognition, software development costs, income taxes, and equity-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the Company's audited consolidated financial statements and accompanying notes included in this report.

Revenue Recognition

The Company has adopted ASC 606, Revenue from Contracts with Customers, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services.

Software Development Costs

We capitalize certain costs associated with technology and software development in accordance with ASC 350-40, Intangibles - Goodwill and Other - Internal Use Software. Capitalized costs are generally amortized over a three-year period commencing on the date that the specific software product is placed in service. In practice, we have not capitalized any material software development costs since expenditures are deemed to be outside of the scope of those required to be capitalized in accordance with ASC 350-40.

Income Taxes

We record current income taxes based on our estimates of current taxable income and provide for deferred income taxes to reflect estimated future income tax payments and receipts. We are subject to federal income taxes as well as state taxes. In addition, we are subject to taxes in the foreign jurisdictions where we operate.

The Company records a deferred tax asset or liability based on the difference between financial statement and tax basis of assets and liabilities as measured by the anticipated tax rates which will be in effect when these differences reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. The Company adopted ASU 2016-17, Balance Sheet Classification of Deferred Taxes. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will only have one net noncurrent deferred tax asset or liability.

The Company has evaluated its tax positions for any uncertainties based on the technical merits of the positions taken. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be upheld on examination by taxing authorities. The Company has analyzed the tax positions taken and has concluded that as of December 31, 2022 and 2021, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability or disclosure in the financial statements.

Stock-Based Compensation

ASC 718, Compensation - Stock Compensation, addresses accounting for share-based awards, including stock options, restricted stock, performance shares and warrant. Stock-based compensation for stock options to employees and non-employees is based upon the fair value of the award on the date of grant. We record forfeitures as they occur. The compensation cost is recognized over the requisite service period, which is generally the vesting period, and is included in general and administrative expenses in the consolidated statements of operations.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. The expected life represents the term the options granted are expected to be outstanding. The expected volatility was determined using the historical volatility of similar publicly traded companies. The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of grant.

Recent Accounting Pronouncements

See the section titled “Summary of Significant Accounting Policies” in Note 2 of the notes to our audited consolidated financial statements included in this report for more information.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Item 8. Financial Statements

SPRINGBIG HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
SpringBig Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SpringBig Holdings, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Explanatory Paragraph – Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2022, using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Fort Lauderdale, FL

March 28, 2023

SPRINGBIG HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

	(In thousands except share data)
ASSETS
Assets
Current assets:
Cash and cash equivalents	$3,546	$2,227
Accounts receivable, net	2,889	3,045
Contract assets	333	364
Prepaid expenses and other current assets	1,505	927
Total current assets	8,273	6,563
Operating lease asset	750	—
Property and equipment, net	375	480
Convertible note receivable	259	—
Total assets	$9,657	$7,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable	1,056	215
Accrued expense and other current liabilities	2,554	1,919
Current maturities of long-term debt	5,451	—
Deferred revenue	291	450
Operating lease liability - current	465	—
Total current liabilities	9,817	2,584
Notes payable	2,814	—
Operating lease liability - non-current	316	—
Warrant liabilities	338	—
Total liabilities	13,285	2,584

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Common stock par value $0.0001 per share, 300,000,000 authorized at December 31, 2022; 26,659,711 issued and outstanding as of December 31, 2022; (par value $0.0001 per share, 22,764,527 authorized at December 31, 2021; 17,862,108 issued and outstanding as of December 31, 2021)	3	2
Additional paid-in-capital	22,701	17,682
Accumulated deficit	(26,332)	(13,225)
Total stockholders’ equity (deficit)	(3,628)	4,459
Total liabilities and stockholders’ equity (deficit)	$9,657	$7,043

The accompanying notes are an integral part of these financial statements

SPRINGBIG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021
	(In thousands except share data)

Revenues	$26,629	$23,362
Cost of revenues	6,701	6,267
Gross profit	19,928	17,095
Operating expenses
Selling, servicing and marketing	12,333	10,185
Technology and software development	11,353	8,410
General and administrative	12,542	5,032
Total operating expenses	36,228	23,627

Loss from operations	(16,300)	(6,532)
Interest income	18	3
Interest expense	(949)	—
Change in fair value of warrants	4,158	—
Forgiveness of PPP loan	—	781
Loss before income tax	(13,073)	(5,748)
Income tax expense	3	2
Net loss	$(13,076)	$(5,750)
Net loss per common share:
Basic and diluted	$(0.59)	$(0.32)

Weighted-average common shares outstanding
Basic and diluted	22,287,828	17,771,960

The accompanying notes are an integral part of these financial statements

SPRINGBIG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Total
	Shares	Amount	Amount	Amount	Amount
	(In thousands except share data)
Balance at December 31, 2020	17,660,258	$2	$16,999	$(7,475)	$9,526
Stock-based compensation	67,535	—	595	—	595
Exercise of stock options	94,553	—	38	—	38
Issue of common stock	39,762	—	50	—	50
Net loss	—	—	—	(5,750)	(5,750)
Balance at December 31, 2021	17,862,108	$2	$17,682	$(13,225)	$4,459
Stock-based compensation	—	—	1,226	—	1,226
Exercise of stock options	475,421	—	140	—	140
Recapitalization	7,093,744	1	3,453	—	3,454
Lease standard adoption	—	—	—	(31)	(31)
Issue of common stock*	877,193	—	—	—	—
Issue of common stock^	351,245	—	200	—	200
Net loss	—	—	—	(13,076)	(13,076)
Balance at December 31, 2022	26,659,711	$3	$22,701	$(26,332)	$(3,628)

*During the year ended December 31, 2022 the Company issued 877,193 shares to satisfy a $1.5 million commitment fee for the Cantor Equity Facility

^During the year ended December 31, 2022 the Company issued 351,245 shares as repayment on the L1 Notes payable

The accompanying notes are an integral part of these financial statements

SPRINGBIG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net loss	$(13,076)	$(5,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	259	173
Discount amortization on convertible notes	304	—
Stock-based compensation expense	1,226	595
Operating lease right of use assets amortization	318	—
Bad debt expense	1,474	216
Forgiveness of PPP Loan	—	(781)
Accrued interest on convertible notes	26	—
Change in fair value of warrants	(4,158)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,317)	(2,119)
Prepaid expenses and other current assets	(578)	(740)
Contract assets	31	(98)
Accounts payable and other liabilities	1,450	704
Operating lease liabilities	(318)	—
Related party payable	—	(51)
Related party receivable	—	77
Deferred revenue	(159)	(110)
Net cash used in operating activities	(14,518)	(7,884)
Cash flows from investing activities:
Business combination, net of cash acquired	—	(122)
Purchase of convertible note	(259)	—
Purchases of property and equipment	(154)	(252)
Net cash used in investing activities	(413)	(374)
Cash flows from financing activities:
Business combination, net of transaction cost	10,110	—
Proceeds from convertible notes	7,000	—
Repayment of convertible notes	(1,000)	—
Proceeds from exercise of stock options	140	38
Net cash provided by financing activities	16,250	38
Net increase (decrease) in cash and cash equivalents	$1,319	$(8,220)
Cash and cash equivalents at beginning of period	2,227	10,447
Cash and cash equivalents at end of period	$3,546	$2,227
Supplemental cash flows disclosures
Income taxes paid	$2	$—
Interest paid	$330	$—
Supplemental disclosure of non‑cash activities
Conversion of 15% convertible note and interest into common stock	$7,305	$—
Warrants assumed in business combination at estimated fair value	$4,496	$—
Conversion of L1 Notes into common stock	$200	$—
Issue of common stock for business combination	$—	$50
Indemnity holdback for business combination	$—	$23

The accompanying notes are an integral part of these financial statements

SPRINGBIG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 14, 2022 (the “Closing Date”), SpringBig Holdings, Inc. (formerly known as Tuatara Capital Acquisition Corporation (“Tuatara” or “TCAC”)), consummated the business combination of SpringBig, Inc. (“Legacy SpringBig”) and HighJump Merger Sub, Inc., the wholly-owned subsidiary of Tuatara, pursuant to the Amended and Restated Agreement of Plan Merger, dated as of April 14, 2022, as amended, by and among Tuatara, HighJump Merger Sub, Inc. and Legacy SpringBig. Prior to the closing of the business combination (the “Closing”), Tuatara changed its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. In connection with the Closing, the registrant changed its name from Tuatara Capital Acquisition Corporation to “SpringBig Holdings, Inc.” SpringBig will continue the existing business operations of Legacy SpringBig as a publicly traded company. See Note 9, Business Combination, to these consolidated financial statements for further information.

While the legal acquirer in the business combination is SpringBig for financial accounting and reporting purposes under U.S. GAAP, Legacy SpringBig is the accounting acquirer, with the merger accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the financial statements of Legacy SpringBig. Under this accounting method, SpringBig is treated as the “acquired” company and Legacy SpringBig is the accounting acquirer, with the transaction treated as a recapitalization of Legacy SpringBig. SpringBig’s assets, liabilities and results of operations were consolidated with Legacy SpringBig’s beginning on the date of the business combination. Except for certain warrant liabilities, the assets and liabilities of SpringBig were recognized at historical cost (which is consistent with carrying value) and were not material, with no goodwill or other intangible assets recorded. The warrant liabilities, which are discussed in Note 13, Warrant Liabilities, were recorded at fair value. The consolidated assets, liabilities, and results of operations of Legacy SpringBig became the historical financial statements, and operations prior to the closing of the business combination presented for comparative purposes are those of Legacy SpringBig. Pre-merger shares of common stock and preferred stock of Legacy SpringBig were converted to shares of common stock of the combined company using the conversion ratio of 0.59289 and for comparative purposes, the shares and net loss per share of Legacy SpringBig prior to the merger have been retroactively restated using the conversion ratio.

Beginning June 15, 2022, the ticker symbols for the Company’s common stock and publicly-traded warrants were changed to “SBIG” and “SBIGW,” respectively, and commenced trading on The Nasdaq Global Market. The Company received net proceeds of $18.8 million, with gross proceeds of $25.1 million, which were in addition to the $7.0 million in Convertible Notes proceeds, which were received in February 2022 in connection with Legacy SpringBig’s issuance of such notes (and which Convertible Notes and the interest due thereon were converted into common stock in connection with the business combination. See Note 10, 15% Convertible Promissory Notes, to these consolidated financial statements). Of the amount received at the Closing, approximately $8.8 million represented cash from the TCAC trust related to unredeemed shares; $6.1 million represented proceeds from the subscription for common stock from certain investors (the “PIPE Financing”), and $10.0 million from the Secured Convertible Note (defined below). The Company incurred additional cash and non cash expenses totaling $8.7 million, resulting in net business combination proceeds of $10.1 million.

Common Stock Purchase Agreement

On April 29, 2022, the Company entered into a Common Stock Purchase Agreement (as amended, the “Stock Purchase Agreement”) with CF Principal Investments LLC ("Cantor"), an affiliate of Cantor Fitzgerald L.P. The Company, in its sole discretion, shall have the right, but not the obligation, to issue and sell to Cantor, and Cantor

SPRINGBIG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
shall purchase from the Company, up to $50.0 million of common shares, par value $0.0001 per share, subject to certain terms and conditions (the “Facility”).

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

Going Concern and Liquidity

Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $26.3 million as of December 31, 2022. Cash flows used in operating activities were $14.5 million and $7.9 million, for the twelve months ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had a working capital deficit of approximately $1.5 million, inclusive of $3.5 million in cash and cash equivalents to cover overhead expenses.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors including, but not limited to, cash and cash equivalents, the ongoing increase in revenue through increased usage by customers and new customers, its Stock Purchase Agreement and strategic capital raises. The ultimate success of these plans is not guaranteed.

Based on management projections for increases in revenue and cash on hand, we concluded that there was substantial doubt about our ability to continue to operate as a going concern for the 12 months following the issuance of the accompanying consolidated financial statements.

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

Segments

The Company manages its business as a single operating segment. Our chief operating decision maker reviews financial information presented for the purposes of allocating resources and evaluating financial performance at an entity level and we have no segment managers who are held accountable by the chief operating decision maker for operations and operating results. The products and services across the company are similar in nature, distributed in a comparable manner and have customers with common characteristics. We determined that we have one operating and reportable segment in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting.

Fair Value of Financial Instruments

Our financial assets, which include cash equivalents, current financial assets and our current financial liabilities have fair values that approximate their carrying value due to their short-term maturities.

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
We had one customer representing 11% of total revenues for the twelve months ended December 31, 2022. By comparison, we had one customer that represented 11% of total revenues for the same period ended December 31, 2021.

At December 31, 2022 and December 31, 2021, the same customer represented 12% and 28% of accounts receivable, respectively.

Transaction Costs

The Company incurred significant costs direct and incremental to the business combination and therefore to the recapitalization of the Company. We deferred such costs incurred in 2021. In 2022, upon closing of the business combination, total direct transaction costs were allocated between equity and liability instruments measured at fair value on a recurring basis that were newly issued in the recapitalization. Amounts allocated to equity were recorded to additional paid-in capital, while amounts allocated to the specified liabilities were recorded as other expense. See Note 9, Business Combination, to these consolidated financial statements for further information.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. The Company maintains its cash with three commercial banks.

As of December 31, 2022, the Company exceeded the federally insured limits of $250,000 for interest and non-interest bearing deposits. The Company had cash balances with a single financial institution in excess of the FDIC insured limits by $3.2 million as of December 31, 2022. We monitor the financial condition of such institution and have not experienced any losses associated with these accounts.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are uncollateralized customer obligations due under normal trade terms granted by the Company based on each customer’s own creditworthiness. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts that reflects management’s best estimate of amounts that will not be collected. Management individually reviews past due accounts receivable balances and based on an assessment of each customer’s current creditworthiness, estimates the portion, if any, that will not be collected. Additionally, management assesses the remaining balance of accounts receivable based on experience and an assessment of future economic conditions to determine its best estimate of the portion that will not be collected. Unbilled receivables are customer obligations due under normal terms of trade which have not been invoiced at the balance sheet date and are invoiced shortly thereafter.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Major additions and improvements which extend the life of the assets are capitalized whereas maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the leases.

Contract Assets (Deferred Commission)

The Company recognized a contract asset for the incremental costs (i.e., the sales commissions) of obtaining a contract because the Company expects to recover those costs through future fees for the services to be provided. The Company amortizes the asset over the course of three years, which is the estimated number of years a customer is retained.

Capitalized Software Development Costs

Internal and external costs associated with the development stage of computer applications, as well as for upgrades and enhancements that result in additional functionality of the applications, are capitalized in accordance with Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software Accounting and Capitalization. Internal and external training and maintenance costs are charged to expense as incurred or over the related service period. When a software application is placed in service, the Company begins amortizing the related capitalized software costs using the straight-line method based on its estimated useful life, which is generally three years.

Impairment of Long-Lived Assets

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. The Company did not recognize any impairment loss in 2022 or 2021.

Business Combinations

Acquisitions of subsidiaries are accounted for using the acquisition method. The consideration for each acquisition is measured at the aggregate of the fair values (at the date of acquisition) of assets transferred and liabilities incurred or assumed, and equity instruments issued by the Company. Acquisition-related costs are recognized in the statements of operations in the period which they are incurred. Where applicable, the consideration for the acquisition includes any asset or liability resulting from a contingent consideration arrangement, measured at its acquisition-date fair value. Subsequent changes in such fair values are adjusted against the cost of acquisition where they qualify as measurement period adjustments. All other subsequent changes in the fair value of contingent consideration classified as an asset or liability are accounted for in accordance with relevant guidance consistent with ASC 805, Business Combinations. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the Company will report provisional amounts for the items for which the accounting is incomplete. Those provisional amounts are adjusted during the measurement period, or additional assets or liabilities are recognized, to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the amounts recognized as of that date. The measurement period is the period from the date of acquisition to the date the Company obtains complete information about facts and circumstances that existed as of the acquisition date and does not exceed twelve months.

The business combination was accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the financial statements of Legacy SpringBig in many respects. Under this method of accounting, Tuatara was treated as the “acquired” company for financial reporting purposes. For accounting purposes, Legacy SpringBig was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Legacy SpringBig (i.e., a capital transaction involving the issuance of stock by Tuatara for stock of Legacy SpringBig). Accordingly, the consolidated assets, liabilities and results of operations of Legacy SpringBig became the historical financial statements of the combined company, and Tuatara’s assets, liabilities and results of operations were consolidated with Legacy SpringBig beginning on the acquisition date. Operations prior to the business combination are presented as those of Legacy SpringBig. The net assets of Tuatara were recognized at historical cost (which are consistent with carrying value), with no goodwill or other intangible assets recorded.

Intangible Assets

We account for intangible assets under ASC 350, Goodwill and Other. Intangible assets represent software acquired in the acquisition of Beaches Development Group. The amount is recorded at fair value on the date of the acquisition and amortized over its useful life of 3 years, using the straight-line method. The amount for intangible assets is included in property and equipment on the balance sheets.

Contract Liabilities (Deferred Revenue)

The Company records contract liabilities when cash payments are received in advance of performance obligations being performed for initial start-up fees and payments received in advance of credits utilized. The Company expects to recognize these contract liabilities in the following period when it transfers its services and, therefore, satisfies its performance obligation to the customers.

Revenue Recognition

On January 1, 2019, the Company adopted, using the full retrospective method, the provisions of FASB Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. ASC 606 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. We report revenue net of sales and other taxes collected from customers to be remitted to government authorities.

For a standard contract, the Company works with a customer to provide access to an integrated platform that provides all the functions of its proprietary software, which utilizes proprietary technology to send text or email messages to the customer’s contacts based on a credit system. Through this software, the Company allows merchants to provide loyalty plans and rewards directly to consumers through an internet portal and mobile applications. The functions of the software themselves do not have individual value to the customer. Each customer is buying the license to the platform to receive all the benefits of the platform. Therefore, the Company’s single performance obligation is to provide customers the ability to use its proprietary software application that provides marketing and customer engagement services to cannabis dispensaries throughout the United States.

Nature of Promises to Transfer - The services provided by the Company’s software are subscription based for its retail and brand customers as follows:

Retail customers - the Company provides its retail customer access to the software for an initial contract that is initially for a term of one year, with automatic annual renewals. Revenue is earned monthly, which consists of the contracted monthly fixed fee for software access and a specified volume of messaging credits plus, if any, optional purchases for additional credits.

Brand customers – a customer can purchase use of the Company’s software, which includes a certain amount of messaging credits to be utilized over a specified period of time. The Company recognizes revenue monthly based on the credits used each month which depicts the best transfer of control.

Set up fees – the Company recognizes revenue from a onetime set up fee which is charged to customers prior to going live. The amount is treated as deferred revenue and amortized over the life of the contract which is normally one year.

In no case does the Company act as an agent, i.e., the Company does not provide a service of arranging for another party to transfer goods or services to the customer.

Timing of Satisfaction - Control of services is transferred during a subscription period. Services provided by the Company are performed over time on a monthly basis for retail customers or over a designated prepaid contract term generally from six to twelve months from brand customers.

Allocating the Transaction Price - The transaction price of a subscription is the amount of consideration to which the Company expects to be entitled in exchange for transferring promised services to a customer. Transaction prices do not include amounts collected on behalf of third parties (e.g., sales taxes).

To determine the transaction price of a contract, the Company considers its customary business practices as well as the terms of the contract. For the purpose of determining transaction prices, the Company assumes that the services will be transferred to the customer as promised in accordance with existing contracts and that the contracts will not be cancelled, renewed, or modified.

The Company’s contracts with customers have fixed transaction prices that are denominated in U.S. and CAD dollars. Consideration paid for services that customers purchase from the Company is nonrefundable. Therefore, at the time revenue is recognized, the Company does not estimate expected refunds for services. Customer discounts are netted against revenue and are recognized as incurred.

For both retail and brand contracts, there is only one performance obligation for the standard contract. As such, the transaction price is allocated entirely to that obligation.

Practical Expedients - The Company has adopted certain practical expedients with significant items disclosed herein. The Company has elected to apply the portfolio approach practical expedient to evaluate contracts with customers that share the same revenue recognition patterns as the result of evaluating them as a group will have substantially the same result as evaluating them individually.

Cost of Revenues

Cost of revenues principally consists of amounts payable to distributors of messages on behalf of customers across cellular networks and the cost of third-party data and integrations.

Selling, Servicing and Marketing Expenses

Selling, servicing and marketing expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, commissions and travel for our sales team, client success and marketing team. Other costs included in this expense are marketing and promotional events. Advertising costs are charged to marketing expense as incurred. Advertising costs were $174,000 and $96,000 for the years ended December 31, 2022 and December 31, 2021, respectively.

Technology and Software Development

Technology and software development expense consist primarily of personnel and related costs, including salaries, benefits, bonuses and cost of server usage by our developers.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for our executive, finance, legal, human resources, and administrative personnel, including salaries, benefits, bonuses, and stock-based compensation, legal, accounting, other professional service fees and other corporate expenses.

Stock-Based Compensation

ASC 718, Compensation - Stock Compensation, addresses accounting for share-based awards, including stock options, restricted stock, performance shares and warrants. Stock-based compensation for stock options to employees and non-employees is based upon the fair value of the award on the date of grant. We record forfeitures as they occur. The compensation cost is recognized over the requisite service period, which is generally the vesting period, and is included in general and administrative expenses in the consolidated statements of operations.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. The expected life represents the term the options granted are expected to be outstanding. The expected volatility was determined using the historical volatility of similar publicly traded companies. The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of grant.

Earnings Per Share

The Company computes net income per share in accordance with ASC 260, Earnings Per Share. Under the provisions of ASC 260, basic net income per share is computed by dividing the net income available to common shareholders by the weighted average common shares outstanding during the period. Diluted net income per share adjusts basic net income per share for the effects of stock options, warrants, convertible notes and restricted stock awards only in periods, or for such awards in which the effect is dilutive. ASC 260 also requires the Company to present basic and diluted earnings per share information separately for each class of equity instruments that participate in any income distribution with primary equity instruments.

Income Taxes

We record current income taxes based on our estimates of current taxable income and provide for deferred income taxes to reflect estimated future income tax payments and receipts. We are subject to federal income taxes as well as state taxes. In addition, we are subject to taxes in the foreign jurisdictions where we operate.

The Company records a deferred tax asset or liability based on the difference between financial statement and tax basis of assets and liabilities as measured by the anticipated tax rates which will be in effect when these differences reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. The Company adopted ASU 2016-17, Balance Sheet Classification of Deferred Taxes. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will only have one net noncurrent deferred tax asset or liability.

The Company has evaluated its tax positions for any uncertainties based on the technical merits of the positions taken. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be upheld on examination by taxing authorities. The Company has analyzed the tax positions taken and has concluded that as of December 31, 2022 and 2021, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability or disclosure in the financial statements.

Effective Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. The amendments in this update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. This update is effective beginning after December 15, 2021. We adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on our consolidated financial statements for the period ended December 31, 2022.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. The ASU enhances and simplifies various aspects of the income tax accounting guidance in ASC 740, including requirements related to the following: (1) hybrid tax regimes; (2) tax basis step-up in goodwill obtained in a transaction that is not a business combination; (3) separate financial statements of entities not subject to tax; (4) intra-period tax allocation exception to the incremental approach; (5) ownership changes in investments; (6) interim-period accounting for enacted changes in tax law; and (7) year-to-date loss limitation in interim-period tax accounting. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. This update is effective beginning after December 15, 2021. We adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on our consolidated financial statements for the period ended December 31, 2022.

In January 2020, the FASB issued ASU 2020-01, Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in this update clarify certain interactions between the guidance to account for certain equity securities. This update is effective beginning after December 15, 2021. We adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on our consolidated financial statements for the period ended December 31, 2022.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. Under ASU 2020-06, embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives, or that do not result in substantial premiums accounted for as paid-in capital. The convertible debt instruments will now be accounted for as a single liability measured at amortized cost. This results in the interest expense recognized for convertible debt instruments to be closer to the coupon interest rate. The new guidance also requires the if-converted method to be applied for all convertible instruments when calculating earnings per share. This update is effective beginning after December 15, 2021. We adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on our consolidated financial statements for the period ended December 31, 2022.

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

The Company adopted this standard on January 1, 2022. As such, we determine if an arrangement is a lease at inception. The Company recognizes a right-of-use (ROU) asset and a lease liability for operating and finance leases by recognizing and measuring leases at the commencement date based on the present value of lease payments over the lease term. The Company does not have any sales-type leases, for which the book value of the leased asset would be removed from the balance sheet and a net investment in sales-type lease would be recognized based on fixed payments under the contract and the residual value of the asset being leased. The Company has elected not to apply the recognition requirements to short-term leases and not to separate nonlease components from associated lease components for all classes of underlying assets. ROU assets are included in non-current assets and lease liabilities are included in current and non-current liabilities on the Company’s consolidated balance sheets. Operating lease expense is included in general and administrative expense on SpringBig’s consolidated statements of operations.

Recent Accounting Pronouncements Not Yet Adopted

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2022	2021
Accounts receivable	$3,639	$2,536
Unbilled receivables	731	806
Total receivables	4,370	3,342
Less allowance for doubtful accounts	(1,481)	(297)
Accounts receivable, net	$2,889	$3,045

Bad debt expense was $1.5 million and $216,000 for the years ending December 31, 2022 and 2021, respectively.
NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2022	2021
Prepaid insurance	$834	$15
Other prepaid expenses	582	828
Deposits	89	84
	$1,505	$927

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2022	2021
Computer equipment	$333	$225
Furniture & Fixtures	15	—
Data warehouse	286	256
Software	197	196
Total Cost	831	677
Less accumulated depreciation and amortization	(456)	(197)
Property and Equipment	$375	$480
The useful life of computer equipment, furniture and fixtures, software and the data warehouse is 3 years.

Depreciation and amortization expenses for the years ended December 31, 2022 and 2021 were $259,000 and $173,000, respectively. The amounts are included in general and administrative expenses in the consolidated statements of operations.

NOTE 6 – CONVERTIBLE NOTE RECEIVABLE

In April 2022, the Company purchased $250,000 in aggregate principal amount of convertible promissory note due April 1, 2026 (the “Convertible Note Receivable”).

The Convertible Note Receivable accrues interest at the rate of 5% per annum on the principal amount of the Convertible Note Receivable. The issuer may not prepay the note prior to its maturity date without the consent of the Company. The Convertible Note Receivable is convertible into common stock of the issuer, and the conversion price is based on the occurrence of certain actions by the issuer.

The Company earned $9,000 in interest income on the Convertible Note Receivable for the year ended December 31, 2022.

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued wages, commission and bonus	$1,145	$805
Accrued professional fees	148	155
Other liabilities	261	959
Financial advisory fees payable	1,000	—
	$2,554	$1,919

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company incurred software development and information technology related costs to a vendor related through common ownership to a major stockholder of approximately $153,000 and $408,000 for the years ended December 31, 2022 and 2021, respectively. These amounts are included in technology and software development expenses. At December 31, 2022 and 2021, the Company has recorded $3,000 and $4,000, respectively, in accounts payable related to this related party vendor.

NOTE 9 – BUSINESS COMBINATIONS

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

Beginning June 15, 2022, the ticker symbols for TCAC’s common stock and warrants were changed to “SBIG” and “SBIGW,” respectively, and commenced trading on The Nasdaq Global Market. The Company received net proceeds of $18.8 million, with gross proceeds of $25.1 million, in addition to the $7.0 million Convertible Notes which were issued in February 2022 and were converted into common stock at the Closing, see Note 10, 15% Convertible Promissory Notes, to these consolidated financial statements for further information. Of the amounts received, approximately $8.8 million represents remaining funds for unredeemed shares from the TCAC trust; $6.1 million from PIPE Financing proceeds and $10.0 million from the Secured Convertible Note. On consummation of the Business Combination, Legacy SpringBig options were converted into options of SpringBig as disclosed in Note 16.

On April 29, 2022, the Company entered into the Stock Purchase Agreement with Cantor, which was subsequently amended on July 20, 2022. The Company, in its sole discretion, shall have the right, but not the obligation, to issue and sell to Cantor, and Cantor shall purchase from the Company, up to $50.0 million of common shares, par value $0.0001 per share, subject to certain terms and conditions. During the three months ended September 30, 2022, the Company issued 877,193 shares to satisfy a $1.5 million commitment fee for the Cantor Equity Facility.

The following table provides a summary of the significant sources and uses of cash related to the closing of the business combination on June 14, 2022, (in thousands):

Amount available after paying TCAC redeeming stockholders	$8,771
Proceeds from convertible notes	10,000
Proceeds from PIPE Financing	6,100
TCAC operating account	264
Gross proceeds available at closing	25,135
Expenses paid at closing	(6,346)
Net cash to Legacy SpringBig at closing	$18,789
Post closing expense (cash paid or accrued for expenses by Legacy SpringBig)	(8,679)
Net cash after closing	$10,110

The following table provides a reconciliation of the common shares related to the business combination transaction:

TCAC non-redeeming shareholders	1,752,388
PIPE Investors	1,341,356
TCAC sponsor shareholders	4,000,000
Legacy SpringBig shareholders	18,196,526
Issued and outstanding	25,290,270

Of the 1,341,356 shares of common stock shown above, 730,493 shares were issued to holders of the Convertible Note (which was converted at Closing), representing repayment of principal of $7.0 million and outstanding interest of $305,000, in accordance with the terms of the Convertible Notes. See Note 10, 15% Convertible Promissory Note, to these consolidated financial statements for further information.

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

Of the 107,296 shares, 39,762 shares with a value of approximately $50,000 were issued to the sellers at the closing of the transaction. Two of the sellers signed employment contracts with Beaches Development Group LTD; 67,535 shares were allocated to them as purchase consideration with a value of $85,000 and were unvested as of the closing date of the acquisition (the “acquisition date”). Such unvested shares were scheduled to vest, over a two-year period, with 50% in the first year and the remaining 50% in the second year following the acquisition date. As a result, the shares were treated as post-combination expense and were restricted at the time of issuance. All unvested shares were subsequently vested with the consummation of the business combination on June 14, 2022.

Approximately $23,000 of the cash price was initially withheld as an indemnity holdback to offset any losses payable by the Company for a period of 12 months, any remaining indemnity to be released to the seller’s representative. The indemnity holdback was paid to the seller during the year ended December 31, 2022.

Medici Canada LLC assumed cash totaling $9,000; this was the only tangible asset assumed at purchase, no liabilities assumed. The purchase price was allocated to the cash assumed with the excess of $196,000 allocated to software intangible assets and is included under property and equipment in the Company’s balance sheet as of December 31, 2022 and December 31, 2021. The Company adopted a cost to replace valuation approach in ascertaining the value of the software.

Software intangible assets are being amortized over a three-year period. The Company incurred amortization expense of approximately $65,000 and $60,000, respectively, for the years ended December 31, 2022 and 2021, which is included in general and administrative expenses in the consolidated statement of operation. The aggregate remaining amortization expense is approximately $71,000.

NOTE 10 – 15% CONVERTIBLE PROMISSORY NOTES

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

NOTE 11 – SENIOR SECURED CONVERTIBLE NOTES

In connection with the business combination, on June 14, 2022, the Company issued $11.0 million in aggregate principal amount of Senior Secured Original Issue Discount Convertible Note, due June 14, 2024 (the “Secured Convertible Notes”), issued at a discount of $1.0 million, with proceeds of $10.0 million received on the Closing Date. The Secured Convertible Notes accrue interest at the rate of 6.0% per annum which is payable in cash quarterly in arrears through June 2024. The principal is payable in equal amounts monthly through June 2024 beginning six months after the issuance of the Secured Convertible Notes. The Company may, at its option, satisfy each principal payment either in cash or, if certain conditions set forth in the Secured Convertible Notes are met, by issuing a number of shares of common stock equal to the amount due on such date divided by the lower of (i) the number of shares determined based on at a rate of $12.00 per share or (ii) 93% of the volume-weighted average price prior to such monthly payment date.

A warrant representing 586,890 shares of common stock of the Company (the “Convertible Warrant”) with a fair value of $839,000 was also issued in a private placement with the purchaser party thereto. The Convertible Warrant is exercisable for shares of the Company’s common stock at an exercise price of $12.00 per share, subject to certain anti-dilution adjustments. Warrants are classified as equity on SpringBig’s consolidated balance sheet as of December 31, 2022.

The Company performed a Black-Scholes calculation as of June 14, 2022 to determine the fair value of the Convertible Warrant on such date using a stock price of $4.28, a strike price of $12.00, a risk free rate of 3.61%, annualized volatilty of 65%, and a time to maturity of five years. It was determined that the fair value of the Convertible Warrant on June 14, 2022 was approximately $839,000 as compared to the previously reported fair value of $147,000. Accordingly, SpringBig recorded an adjustment of approximately $692,000 to reduce the carrying value of the L1 Note and increase additional paid-in capital as of June 14, 2022.

Below is a summary of the impact of the revision for the two quarters ended June 30 and September 30, 2022, respectively.

	QUARTER ENDING
	June 30,		June 30,
	2022		2022
	As reported	Adjustment	Revised
Current maturities of long-term debt	$—	$—	$—
Notes payable	9,843	(692)	9,151
Carrying amount	$9,843	$(692)	$9,151

Additional paid-in capital	$21,825	$692	$22,517

	QUARTER ENDING
	September 30,		September 30,
	2022		2022
	As reported	Adjustment	Revised
Current maturities of long-term debt	$4,999	$—	$4,999
Notes payable	5,000	(692)	4,308
Carrying amount	$9,999	$(692)	$9,307

Additional paid-in capital	$21,855	$692	$22,547

The Secured Convertible Notes are convertible at the option of the holder beginning at the earlier of (i) the date of effectiveness of a registration statement as contemplated in that certain Registration Rights Agreement entered into between the Company and the purchaser party thereto or (ii) June 14, 2023 at an initial conversion share price of $12.00 per share.

The Secured Convertible Notes are secured against substantially all the assets of the Company and each material subsidiary, including Legacy SpringBig.

The Secured Convertible Notes include restrictive covenants that, among other things, limit the ability of the Company to incur additional indebtedness and guarantee indebtedness; incur liens or allow mortgages or other encumbrances; prepay, redeem, or repurchase certain other debt; pay dividends or make other distributions or repurchase or redeem our capital stock; sell assets or enter into or effect certain other transactions (including a reorganization, consolidation, dissolution or similar transaction or selling, leasing, licensing, transferring or otherwise disposing of assets of the Company or its subsidiaries); issue additional equity (outside of the equity facility with Cantor, issuances under our equity compensation plan and other limited exceptions); enter into variable rate transactions (exclusive of the equity facility with Cantor); and adopt certain amendments to our governing documents, among other restrictions. The Secured Convertible Notes also contain customary events of default.

At December 31, 2022, the outstanding principal of the Secured Convertible Notes was $9.8 million with a carrying value of $8.3 million, net of discount of $1.5 million.

The Company recorded $356,000 and $0 of interest expense for the years ended December 31, 2022 and 2021, respectively.

NOTE 12 – PAYCHECK PROTECTION PROGRAM

The Company received $781,000 from a Paycheck Protection Program (“PPP”) loan on May 1, 2020, through the Small Business Administration (“SBA”) that was made available under the CARES Act in response to the COVID-19 pandemic. On August 11, 2021, the Company received full forgiveness for the PPP loan. The income from forgiveness is included on the consolidated statements of operations for the year ended December 31, 2021.

NOTE 13 – WARRANT LIABILITIES

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

The Company accounts for the warrants in accordance with the guidance contained in ASC 815 Derivatives and Hedging, under which the warrants do not meet the criteria for equity treatment and hence are recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

At December 31, 2022, the estimated fair value of the warrants is $0.3 million.

The Company recorded a change in fair value gain of approximately $4.2 million for the year ended December 31, 2022. This amount is included in the statements of operations for the year ended December 31, 2022.

The fair value is determined in accordance with ASC 820, Fair Value Measurement. See Note 19, Fair Value Measurements, to the accompanying consolidated financial statements for further information.

NOTE 14 – REVENUE RECOGNITION

Effective January 1, 2022 the Company corrected the classification of credits given to customers to report the credits as a reduction of revenue.

Below is a summary of the impact of the revision for the previous year.

	December 31,		December 31,
	2021		2021
	As reported	Adjustment	Revised
Revenues	$24,024	$(662)	$23,362
Cost of revenues	(6,929)	662	(6,267)
Gross profit	$17,095	$—	$17,095

Below is a summary of the impact of the revision for the three quarters ended March 31, June 30, and September 30, 2022, respectively.

	QUARTER ENDING
	March 31,		March 31,
	2022		2022
	As reported	Adjustment	Revised
Revenues	$6,364	$(191)	$6,173
Cost of revenues	(1,843)	191	(1,652)
Gross profit	$4,521	$—	$4,521

	QUARTER ENDING			YEAR TO DATE
	June 30,		June 30,	June 30,		June 30,
	2022		2022	2022		2022
	As reported	Adjustment	Revised	As reported	Adjustment	Revised
Revenues	$6,584	$(130)	$6,454	$12,948	$(321)	$12,627
Cost of revenues	(1,998)	130	(1,868)	(3,841)	321	(3,520)
Gross profit	$4,586	$—	$4,586	$9,107	$—	$9,107

	QUARTER ENDING			YEAR TO DATE
	September 30,		September 30,	September 30,		September 30,
	2022		2022	2022		2022
	As reported	Adjustment	Revised	As reported	Adjustment	Revised
Revenues	$7,456	$(223)	$7,233	$20,404	$(544)	$19,860
Cost of revenues	(1,912)	223	(1,689)	(5,754)	544	(5,210)
Gross profit	$5,544	$—	$5,544	$14,650	$—	$14,650

The following table represents our revenues disaggregated by type (in thousands):

	Year ended December 31,
	2022	2021
Revenue
Brand revenue	$940	$654
Retail revenue	25,689	22,708
Total Revenue	$26,629	$23,362

Geographic Information

Revenue by geographical region consist of the following (in thousands):

	Year ended December 31,
	2022	2021
Brand revenue
United States	$936	$654
Canada	4	—
Retail revenue
United States	25,075	22,518
Canada	614	190
	$26,629	$23,362

Revenues by geography are generally based on the country of the Company’s contracting entity. Total United States revenue was approximately 98% of total revenue for the year ended December 31, 2022 and 99% of total revenue for the year ended December 31, 2021.

NOTE 15 – CONTRACT ASSETS AND LIABILITIES

Contract Assets (Deferred Cost)

Contract assets consisted of the following as of (in thousands):

	December 31,
	2022	2021

Deferred sales commissions	$333	$364

Contract liabilities consisted of the following as of (in thousands):

	December 31,
	2022	2021

Deferred retail revenues	$277	$332
Deferred brands revenues	14	118
Contract liabilities	$291	$450

The movement in the contract liabilities during the years ended December 31, 2022 and 2021 comprised the following (in thousands):

	Year ended December 31,
	2022	2021
The movement in the contract liabilities during each period comprised the following:

Contract liabilities at start of the period	$450	$560
Amounts invoiced during the period	18,310	13,512
Less revenue recognized during the period	(18,469)	(13,622)
Contract liabilities at end of the period	$291	$450

NOTE 16 – STOCK BASED COMPENSATION

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

Prior to the closing of the business combination, Legacy SpringBig maintained an equity incentive plan (the “Legacy Incentive Plan”), which was originally established effective December 1, 2017. The Legacy Incentive Plan permitted the grant of incentive stock options, non-qualified stock options, restricted stock awards, and restricted stock unit awards to Legacy SpringBig and its affiliates’ employees, consultants and directors. SpringBig will not grant any additional awards under the Legacy Incentive Plan following the business combination.

During the years ended December 31, 2022 and 2021, compensation expense recorded in connection with the Company’s incentive plans was $1.2 million and $0.6 million, respectively. These are included in general and administrative expense on the statements of operations.

The following table summarizes information on stock options outstanding as of December 31, 2022 under the Legacy Incentive Plan:

	Options Outstanding		Options Vested and Exercisable
Fixed Options	Number of Options	Weighted Average Exercise Price (Per Share)	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (Per Share)
Outstanding Balance, January 1, 2022	6,802,437	$0.38	4,628,311	6.79	$0.24
Options granted	—
Options exercised	(530,666)	$0.55
Options forfeited	(61,460)	$0.75
Options cancelled	(4,791)	$0.75
Outstanding Balance, June 14, 2022	6,205,520
Conversion ratio	0.5929
SpringBig Holdings options	3,679,171
Options exercised	(135,090)	$0.30
Options forfeited	(149,328)	$1.11
Outstanding Balance, Dec. 31, 2022	3,394,753	$0.57	3,250,236	5.79	$0.54

The intrinsic value of the options exercised during the years ended December 31, 2022 and 2021 was $3.4 million and $81,000, respectively.

With the consummation of the business combination, all outstanding options were vested with the exception of 192,689 options granted to certain executives of the Company. The cost associated with the early vesting was $0.9 million and is included in administrative expense on the statement of operations.

During the year ended December 31, 2021, the Company used the Black-Scholes option-pricing model to value option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimations. The Company based its expected volatility based on the volatilities of certain publicly traded peer companies.

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

On July 7, 2022, the Company issued 761,500 Restricted Stock Units to its employees, which were awarded when the price per share was $1.97. By December 31, 2022, 36,500 of the Restricted Stock Units had been forfeited by terminated employees. After forfeitures, the outstanding number of Restricted Stock Units at December 31, 2022 was 725,000. The Restricted Stock Units vest over a 3 year period and have a weighted average remaining vesting term of 2.5 years. The compensation expense recognized for the year ended December 31, 2022 related to the Restricted Stock Units was $246,000 and the remaining expense of approximately $1.2 million will be recognized in future periods.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has entered into employment agreements with certain of its officers, Jeffrey Harris, CEO, and Paul Sykes, CFO, which became effective as of the Closing. Pursuant to his employment agreement, Mr. Harris will receive an annual salary of $450,000, will be eligible for a target cash incentive opportunity of up to 137.5% of his annual base salary, and will be eligible to receive equity incentive awards under SpringBig’s long-term incentive plan as in effect from time to time.

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

NOTE 18 - LEASES

As discussed in Note 2, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) in February 2016 (“Lease Standard”). The amendments are effective for fiscal years beginning after December 15, 2021, for all entities, and interim periods within those fiscal years for public business entities and interim periods within fiscal years beginning after December 15, 2022, for all other entities. The Company adopted this standard on January 1, 2022.

SpringBig elected to take the cumulative transition approach to accounting for the adoption of the Lease Standard. This approach requires entities to apply the ASC 842 requirements in the period of adoption (i.e., assuming an adoption date of January 1, 2022, SpringBig’s comparative financial statements for the years ended December 31, 2022 and 2021 would need to apply ASC 842 only for the year ended December 31, 2022). As of the adoption date of January 1, 2022, the Company recorded ROU assets of $1.1 million and lease liabilities of $1.1 million. A cumulative effect adjustment to equity of $31,000 was recorded as of the adoption date.

The Company leases office facilities in Boca Raton, Florida, Seattle, Washington and Ontario, Canada under non-cancelable operating lease agreements. The leases require monthly payments ranging from $3,000 to $42,000 and expire on various dates through November 2024. In addition to minimum rent, the Company is required to pay a proportionate share of operating expenses under these leases.

In June of 2022, the Company entered into a lease with the current landlord for the Company’s corporate headquarters under which the current leases will be replaced by the new lease on a single floor in the same building as the Company currently occupies. The new lease will commence on the sooner of the day the Company takes occupancy or day of substantial completion of leasehold improvements. Neither of these events had taken place as of December 31, 2022. The new lease term is for 98 months. Rental payments range from $38,000 to $48,000 over the life of the lease.

Rent expense was approximately $846,000 and $644,000 for the years ended December 31, 2022 and 2021, respectively, which is recorded in general and administrative expenses on the consolidated statement of operations. Of the $846,000 for the year ended December 31, 2022, $515,000 related to operating leases under ASC 842 with the remainder attributable to common area maintenance, taxes, and other charges.

As of December 31, 2022, the following amounts were presented on SpringBig’s consolidated balance sheets in accordance with the Leasing Standard.

Year ended December 31,
2022
Balance Sheet
Assets:
Right of Use Asset - Operating Lease	$750
Liabilities
Current	465
Non-current	316
Total Operating Lease Liability	$781

For the year ending December 31, 2022, the Company’s operating lease cost was $0.5 million. Other information pertaining to capitalized assets and liabilities under the leasing standard is as follows.

Other information
Operating lease cost	$515
Operating cash flows from operating leases	$318
Right-of-use assets obtained in exchange for new operating lease liabilities	$150
Weighted-average remaining lease term — operating leases (months)	20.4
Weighted-average discount rate — operating leases	6%

As of December 31, 2022, the Company’s lease liabilities mature as follows:

Fiscal Year:	Operating Leases
2023	$500
2024	322
Total lease payments	822
Less Imputed Interest	(41)
Present value of lease liabilities	$781

NOTE 19 – FAIR VALUE MEASUREMENTS

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

Liabilities measured at fair value on a recurring basis

The balances of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2022, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Public warrants	338	—	—	338
	$338	$—	$—	$338

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

The Company utilizes a fair value approach to account for its warrants based on the quoted price at December 31, 2022, and the calculation is consistent with ASC 820, Fair Value Measurement, with changes in fair value recorded in current earnings.

At December 31, 2022, the value of the public and private warrants was approximately $0.3 million using a closing price of $0.0211.

Changes in Fair Value

The following tables provides a roll-forward in the changes in fair value for the year ended December 31, 2022, for all liabilities for which the Company determines fair value on a recurring basis (in thousands):

Warrants
Balance, January 1, 2022	$—
Assumed in business combination at fair value	4,496
Change in fair value	(4,158)
Balance, December 31, 2022	$338
Changes in fair value included in earnings for the period relating to liabilities held at December 31, 2022	$(4,158)

During the year ended December 31, 2022, an aggregate of 6,000,000 private placement warrants issued for aggregate consideration of $6.0 million in connection with the business combination were transferred from Level 2 to Level 1 of the fair value hierarchy. These private placement warrants were not transferable, assignable or salable until 30 days after the completion of the business combination (i.e., until July 14, 2022). As of September 30, 2022, the Company was more than 30 days beyond the business combination and hence, the private placement warrants became marketable and Level 1.

Other Fair Value Considerations – Carrying value of accounts receivables, contract assets, prepaid expenses and other assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities and/or low credit risk.

NOTE 20 – STOCKHOLDERS’ EQUITY

The Consolidated Statements of Changes in Stockholders' Equity reflect the reverse recapitalization on June 14, 2022, as discussed in Note 9, Business Combination, to these consolidated financial statements. Because the Company was determined to be the accounting acquirer in the transaction, all periods presented prior to consummation of the transaction reflect the historical activity and balances of Legacy SpringBig, Inc. (other than common stock and potentially issuable shares underlying stock options which have been retroactively restated).

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

Contingent and Earnout Shares

The holders of Legacy SpringBig’s common stock and the “engaged option holders” (employees or engaged consultants of Legacy SpringBig who held Legacy SpringBig options at the effective time of the business combination and who remains employed or engaged by Legacy SpringBig at the time of such payment of contingent shares) shall be entitled to receive their pro rata portion of such number of shares, fully paid and free and clear of all liens other than applicable federal and state securities law restrictions, as set forth below upon satisfaction of any of the following conditions:

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

NOTE 21 – NET LOSS PER SHARE

Given the consummation of the business combination, ASC 805, Business Combination states that the equity structure for the prior period of Legacy SpringBig (the accounting acquirer) is restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of the accounting acquiree issued in the business combination.

As of December 31, 2022 and 2021, there were 26,659,711 and 17,862,108 shares of common stock issued and outstanding, respectively.

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock. Basic and diluted net loss per share was the same for each period presented, given that there are losses during the period, the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table reconciles actual basic and diluted earnings per share for the years ended December 31, 2022 and 2021, respectively (in thousands, except share and per share data).

	Years Ended December 31,
	2022	2021
Loss per share:
Numerator:
Net loss	$(13,076)	$(5,750)
Denominator
Weighted-average common shares outstanding
Basic and diluted	22,287,828	17,771,960
Net loss per common share
Basic and diluted	$(0.59)	$(0.32)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share for the years ended December 31, 2022 and 2021 were as follows:

	Years Ended December 31,
	2022	2021
Shares unvested and subject to exercise of stock options	144,517	4,628,311
Shares subject to outstanding common stock options	3,250,236	2,174,126
Shares subject to convertible notes stock conversion	816,667	—
Shares subject to warrants stock conversion	16,586,980	—
Shares subject to contingent earn out	10,500,000	—
Restricted stock units	725,000	—

NOTE 22 – BENEFIT PLAN

The Company maintains a safe harbor 401(k) retirement plan for the benefit of its employees. The plan allows participants to make contributions subject to certain limitations. Company matching contributions were $502,000 and $239,000 for the years ended December 31, 2022 and 2021, respectively.

NOTE 23 – INCOME TAXES

The provision (benefit) for income taxes consist of the following, (in thousands):

	Years Ended December 31,
	2022	2021
Provision (benefit) for income taxes
Current
Federal	$—	$—
State	1	1
International	2	1
	$3	$2

U.S. and foreign components of loss from operations before income taxes were as follows (in thousands):

	Years Ended December 31,
	2022	2021
Loss from operations
U.S.	$(11,825)	$(4,979)
Foreign	(1,248)	(769)
	$(13,073)	$(5,748)

The Company’s actual provision (benefit) for income taxes from operations differ from the federal expected income tax provision as follows (in thousands):

	December 31, 2022		December 31, 2021
	Amount	Rate	Amount	Rate
U.S. federal income tax provision (benefit) at statutory rate	$(2,754)	21%	$(1,207)	21%
Increase (decrease) in taxes resulting from:
State income tax expense	1	5%	1	—%
Foreign income and losses taxed at different rates	(68)	1%	(51)	1%
Change in valuation allowance	4,122	(32)%	1,620	(28)%
Paycheck protection program forgiveness	—	—%	(165)	3%
Non-deductible or non-taxable items	(1,302)	5%	(194)	3%
Foreign income taxes	2	—%	—	—%
Effect of income tax rate changes on deferred items	2	—%	(2)	—%
Provision (benefit) for income taxes	$3	—%	$2	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, Management evaluates whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on Management’s evaluation, the net deferred tax asset was offset by a full valuation allowance as of December 31, 2022 and 2021, respectively. The deferred tax asset valuation allowance will be reversed if and when the Company generates sufficient taxable income in the future to utilize the tax benefits of the related deferred tax assets.

The tax effects of temporary difference that give rise to a significant portion of deferred tax assets and tax liabilities for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	Years Ended December 31,
	2022	2021
Deferred tax assets:
Accrued expenses and other liabilities	$376	$76
Net operating loss - US Federal	5,556	2,562
Net operating loss - US State	1,188	594
Net operating loss - Foreign	575	246
Property and equipment, net	8	—
Operating lease liability	198	—
Stock based compensation	215	132
Total gross deferred tax assets	$8,116	$3,610
Less: valuation allowance	(7,506)	(3,385)
Total deferred tax assets	610	225
Deferred tax liabilities:
Prepaid expenses and other assets	$(420)	$(191)
Operating lease right of use asset	(190)	—
Property and equipment, net	—	(34)
Total deferred tax liabilities	(610)	(225)

Net deferred income tax asset (liability)	$—	$—

The Company has incurred significant losses in recent periods. As a result, we maintained valuation allowances against our domestic and foreign deferred tax assets as of December 31, 2022 and 2021, to reduce their carrying values to amounts that are realizable either through future reversals of existing taxable temporary differences or through taxable income in carryback years for the applicable jurisdictions.

At December 31, 2022, the Company has federal net operating loss available to carryforward of approximately $26.4 million which will be carried forward indefinitely. Pursuant to IRC §382 of the Internal Revenue Code, the utilization of net operating loss carryforwards may be limited as a result of a cumulative change in stock ownership of more than 50% over a three-year period. The Company has not determined whether such a change has occurred and accordingly, the utilization of the net operating loss carryforwards may be subject to certain limitations.

The Company has state net and foreign operating loss available to carryforward of approximately $27.2 million and $2.2 million, respectively, which begin expiring in 2030 and 2037, respectively, as of December 31, 2022.

The Company has evaluated its tax positions for any uncertainties based on the technical merits of the positions taken. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be upheld on examination by taxing authorities. The Company has analyzed the tax positions taken and has concluded that as of December 31, 2022 and 2021, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability or disclosure in the financial statements.

The Company accrues interest and penalties arising on the underpayment of taxes if the full benefit of a tax position is not recognized in the financial statements. In accordance with ASC 740, Accounting for Income Taxes, interest and penalties are recorded as income tax expense. There have been no penalties or interest paid or incurred during the twelve months ended December 31, 2022 and 2021, respectively.

Management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, including federal and certain state taxing authorities. As of and for the twelve months ended December 31, 2022 and 2021, the Company did not have a liability for any unrecognized taxes. The Company has no examinations in progress and is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax liabilities will significantly change in the next twelve months. The Company’s 2019 through 2021 tax years are open for examination for federal and state taxing authorities.

NOTE 24 – SUBSEQUENT EVENTS

Management has considered subsequent events through March 28, 2023, the date this report was issued, and there were no events that required additional disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Management does not expect, however, that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based on certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Management’s Report on Internal Controls Over Financial Reporting

As discussed elsewhere in this Annual Report on Form 10-K, we completed the business combination on June 14, 2022. Prior to the business combination, Legacy SpringBig was a private company and, therefore, its controls were not required to be designed or maintained in accordance with Rules 13a-15 and 15d-15 under the Exchange Act. The design and implementation of internal control over financial reporting for the Company post-business combination has required and will continue to require significant time and resources from management and other personnel. Because of this, the design and ongoing development of our framework for implementation and evaluation of internal control over financial reporting is in its preliminary stages. As a result, management was unable, without incurring unreasonable effort or expense to conduct a comprehensive assessment of our internal control over financial reporting as of December 31, 2022. Accordingly, we are excluding management's report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations.

Our management concluded that at December 31, 2022, we had a material weakness. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is more than a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. We concluded that we did not have accounting personnel with adequate expertise in GAAP to ensure that complex material and/or non-routine transactions are properly reflected in our consolidated financial statements. We also noted that we did not perform adequate independent reviews and maintain effective controls related to the preparation of consolidated financial statements, related notes thereto, account analyses, account summaries and account reconciliations.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the 4th quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this Item will be contained in the definitive Proxy Statement, incorporated herein by reference.

Item 11. Executive Compensation.

The information required under this Item will be contained in the definitive Proxy Statement, incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this Item will be contained in the definitive Proxy Statement, incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this Item will be contained in the definitive Proxy Statement, incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required under this Item will be contained in the definitive Proxy Statement, incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File #
2.1	Amended and Restated Merger Agreement with Amendment No. 1.	Proxy Statement / Prospectus	Annex A	May 17, 2022	333-262628
3.1*	Certificate of Incorporation of SpringBig Holdings, Inc.
3.2*	By-Laws of SpringBig Holdings, Inc.
4.1	Senior Secured Original Issue Discount Convertible Promissory Note dated June 14, 2022 between SpringBig Holdings, Inc. and the holder party thereto.	8-K	4.1	June 21, 2022	001-40049
4.2	Common Stock Purchase Warrant SpringBig Holdings Inc.	8-K	4.2	June 21, 2022	001-40049
4.3	Amendment to Secured Original Issue Discount Convertible Promissory Note dated December 1, 2022 between SpringBig Holdings, Inc. and the holder party thereto.	8-K/A	10.1	December 01, 2022	001-40049
4.4*	Description of Securities of SpringBig Holdings Inc.
4.5	Warrant Agreement, dated as of February 11, 2021, by and between Tuatara Capital Acquisition Corporation and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	4.1	February 17, 2021	001-40049
10.1	Form of Sponsor Escrow Agreement.	8-K	10.1	June 21, 2022	001-40049
10.2	Amended and Restated Registration Rights Agreement, dated June 14, 2022, by and among New SpringBig, the Sponsor and other holders party thereto.	8-K	10.2	June 21, 2022	001-40049
10.3	Form of Subscription Agreement.	8-K	10.2	November 09, 2021	001-40049
10.4	Securities Purchase Agreement, dated April 29, 2022, among Tuatara Capital Acquisition Corporation, and L1 Capital Global Opportunities Master Fund.	8-K	10.3	May 02, 2022	001-40049
10.5	Registration Rights Agreement, dated June 14, 2022, among SpringBig Holdings, Inc. and the investors party thereto.	8-K	10.5	June 21, 2022	001-40049
10.6#	SpringBig Holdings, Inc. 2022 Long-Term Incentive Plan.	8-K	10.6	June 21, 2022	001-40049
10.7#	Executive Employment Agreement, dated November 8, 2021 by and between SpringBig and Jeffrey Harris.	8-K	10.7	June 21, 2022	001-40049
10.8#	Executive Employment Agreement, dated November 8, 2021 by and between SpringBig and Paul Sykes.	8-K	10.7	June 21, 2022	001-40049
10.9†	Purchase Agreement, dated April 29, 2022, between Tuatara Capital Acquisition Corporation and CF Principal Investments LLC.	8-K	10.2	May 02, 2022	001-40049
10.10	Registration Rights Agreement, dated April 29, 2022, between Tuatara Capital Acquisition Corporation and CF Principal Investments LLC.	8-K	10.3	May 02, 2022	001-40049
10.11†	Amendment No. 1 to Purchase Agreement, dated July 20, 2022, by and between SpringBig Holdings, Inc. and CF Principal Investments LLC.	S-1	10.11	July 22, 2022	333-266293
10.12	Amendment to Purchase Agreement, dated December 1, 2022, by and between SpringBig Holdings, Inc. and L1 Capital Global Opportunities Master Fund.	8-K/A	10.1	December 01, 2022	001-40049
10.13	Amendment No. 2 to Purchase Agreement, dated December 28, 2022, by and between SpringBig Holdings, Inc. and L1 Capital Global Opportunities Master Fund.	8-K	10.1	December 29, 2022	001-40049
21.1*	Subsidiaries of SpringBig Holdings, Inc.
23.1*	Consent of Marcum LLP, Independent Registered Public Accounting Firm of SpringBig Holdings, Inc.
24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	SpringBig Holdings, Inc. 2022 Long-Term Incentive Plan.	8-K	99.1	June 21, 2022	001-40049
99.2	Form of Restricted Stock Unit Agreement.	S-8	99.2	August 22, 2022	333-267011
101.INS*	XBRL Instance Document[2]
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.
** Furnished herewith.
# Indicates a management or compensatory plan.
† Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SpringBig Holdings, Inc.

By:	/s/ Jeffrey Harris
Name:	Jeffrey Harris
Title:	Chief Executive Officer
(Principal Executive Officer)
Date:	March 28, 2023

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey Harris and Paul Sykes, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey Harris	Chief Executive Officer and Director (principal executive officer)	March 28, 2023
Jeffrey Harris

/s/ Paul Sykes	Chief Financial Officer (principal financial officer and principal accounting officer)	March 28, 2023
Paul Sykes

/s/ Steven Bernstein	Director	March 28, 2023
Steven Bernstein

/s/ Patricia Glassford	Director	March 28, 2023
Patricia Glassford

/s/ Amanda Lannert	Director	March 28, 2023
Amanda Lannert

/s/ Phil Schwarz	Director	March 28, 2023
Phil Schwarz

/s/ Sergey Sherman	Director	March 28, 2023
Sergey Sherman

/s/ Jon Trauben	Director	March 28, 2023
Jon Trauben