Form 10-Q
period 2023-03-31
SpringBig Holdings, Inc.
filed 2023-05-04
CIK 1801602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes    No
As of May 3, 2023, there were 26,940,841 shares of common stock, $0.0001 par value issued and outstanding.

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

Item 1. Financial Statements
SPRINGBIG HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)	(audited)
	(In thousands except share data)
ASSETS
Assets
Current assets:
Cash and cash equivalents	$2,569	$3,546
Accounts receivable, net	3,168	2,889
Contract assets	323	333
Prepaid expenses and other current assets	1,026	1,505
Total current assets	7,086	8,273
Operating lease asset	627	750
Property and equipment, net	318	375
Convertible note receivable	262	259
Total assets	$8,293	$9,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable	$1,820	$1,056
Accrued expense and other current liabilities	2,169	2,554
Current maturities of long-term debt	5,654	5,451
Deferred payroll tax credits	1,442	—
Deferred revenue	263	291
Operating lease liability - current	422	465
Total current liabilities	11,770	9,817
Notes payable	1,414	2,814
Operating lease liability - non-current	233	316
Warrant liabilities	491	338
Total liabilities	$13,908	$13,285

Commitments and Contingencies

Stockholders’ Deficiency
Common stock par value $0.0001 per share, 300,000,000 authorized at March 31, 2023; 26,940,841 issued and outstanding as of March 31, 2023; (par value $0.0001 per share, 300,000,000 authorized at December 31, 2022; 26,659,711 issued and outstanding as of December 31, 2022)	3	3
Additional paid-in-capital	22,976	22,701
Accumulated deficit	(28,594)	(26,332)
Total stockholders’ deficit	$(5,615)	$(3,628)
Total liabilities and stockholders’ deficit	$8,293	$9,657

The accompanying notes are an integral part of these financial statements

SPRINGBIG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
		(revised)
	(In thousands, except share and per share data)

Revenues	$7,157	$6,173
Cost of revenues	1,350	1,652
Gross profit	5,807	4,521
Operating expenses
Selling, servicing and marketing	2,478	2,943
Technology and software development	2,300	2,637
General and administrative	2,757	1,718
Total operating expenses	7,535	7,298

Loss from operations	(1,728)	(2,777)

Interest income	10	—
Interest expense	(391)	(89)
Change in fair value of warrants	(153)	—
Loss before income tax	(2,262)	(2,866)
Income tax expense	—	—
Net loss	$(2,262)	$(2,866)
Net loss per common share:
Basic and diluted	$(0.08)	$(0.21)

Weighted-average common shares outstanding
Basic and diluted	26,803,839	13,571,872

The accompanying notes are an integral part of these financial statements

SPRINGBIG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT) (UNAUDITED)

Three Months Ended March 31, 2023

	Common Stock		Additional Paid-in-	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2022	26,659,711	$3	$22,701	$(26,332)	$(3,628)
Stock-based compensation	—	—	162	—	162
Exercise of stock options	281,130	—	113	—	113
Net loss	—	—	—	(2,262)	(2,262)
Balance at March 31, 2023	26,940,841	$3	$22,976	$(28,594)	$(5,615)

Three Months Ended March 31, 2022

	Common Stock		Additional Paid-in-	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2021	17,862,108	$2	$17,682	$(13,225)	$4,459
Stock-based compensation	—	—	181	—	181
Exercise of stock options	22,480	—	6	—	6
Net loss	—	—	—	(2,866)	(2,866)
Balance at March 31, 2022	17,884,588	$2	$17,869	$(16,091)	$1,780

The accompanying notes are an integral part of these financial statements

SPRINGBIG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net loss	$(2,262)	$(2,866)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	66	59
Discount amortization on convertible note	259	—
Stock-based compensation expense	162	181
Bad debt expense	169	33
Accrued interest on convertible notes	22	89
Amortization of operating lease right of use assets	123	—
Change in fair value of warrants	153	—
Changes in operating assets and liabilities:
Accounts receivable	(448)	367
Prepaid expenses and other current assets	474	(453)
Contract assets	10	61
Accounts payable and other liabilities	363	95
Operating lease liabilities	(126)	—
Deferred payroll tax credits	1,442	—
Deferred revenue	(28)	35
Net cash provided by (used in) operating activities	379	(2,399)

Cash flows from investing activities:
Purchase of convertible note	(3)	—
Purchases of property and equipment	(9)	(73)
Net cash used in investing activities	(12)	(73)

Cash flows from financing activities:
Proceeds from convertible notes	—	7,000
Repayment of convertible notes	(1,457)	—
Proceeds from exercise of stock options	113	6
Net cash (used in) provided by financing activities	(1,344)	7,006

Net increase (decrease) in cash and cash equivalents	(977)	$4,534
Cash and cash equivalents at beginning of period	3,546	2,227
Cash and cash equivalents at end of period	$2,569	$6,761

Supplemental cash flows disclosures
Interest paid	$132	$—

The accompanying notes are an integral part of these financial statements

SPRINGBIG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The unaudited consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosure information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for future periods or for the year ending December 31, 2023.

The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2022, as reported in the 2022 Annual Report on Form 10-K.

Going Concern and Liquidity

Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $28.6 million as of March 31, 2023. Cash flows realized through operating activities were $0.4 million for the three months ended March 31, 2023. For the three months ending March 31, 2022, cash flows used in operating activities were $2.4 million. As of March 31, 2023, the Company had a working capital deficit of approximately $4.7 million, inclusive of $2.6 million in cash and cash equivalents to cover overhead expenses.

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

Deferred Payroll Tax Credits

The Company may be eligible to receive certain payroll tax credits as a result of governmental legislation. Due to the complexities in calculating and qualifying for payroll tax credits, any benefits we may receive are uncertain and may significantly differ from our current estimates. Accordingly, we record any benefits related these types of credits upon both the receipt of the benefit and the resolution of the uncertainties, including, but not limited to, the completion of any potential audit or examination, or the expiration of the related statute of limitations.

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

We perform ongoing credit evaluations of our customers’ financial condition and require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable balances. See Effective Accounting Pronouncements within this Note below for further information.
We had one customer representing 12% of our total revenues for the three months ended March 31, 2023. By comparison, we had no customers representing more than 10% of total revenues for the three months ended March 31, 2022.

At March 31, 2023, we had two customers representing 23% of accounts receivable, and one customer representing 12% of accounts receivable at December 31, 2022.

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

As of March 31, 2023 and the Company exceeded the federally insured limits of $250,000 for interest and non-interest bearing deposits. The Company had cash balances with a single financial institution in excess of the FDIC insured limits by amounts of $2.1 million as of March 31, 2023. We monitor the financial condition of such institution and have not experienced any losses associated with these accounts.

Allowance for Credit Losses

The Corporation's reserve methodology used to determine the appropriate level of the allowance for credit losses ("ACL") is a critical accounting estimate. The ACL is maintained at a level believed to be appropriate to provide for the current credit losses expected to be incurred related to the Company’s accounts and unbilled receivables at the balance sheet date. The evaluation of expected losses is based on the probability of default using historical loss rates, as well as adjustments for forward-looking information, including industry and macroeconomic forecasts, as required. Management's current methodology includes utilizing a historical loss rate equivalent to the average loss rate during the preceding forty-eight months and applying this rate to accounts and unbilled receivables at the date of recording. This rate as well as the various quantitative and qualitative factors used in the methodologies are reviewed quarterly.

Effective Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08 - Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. We adopted this standard on January 1, 2023. The adoption of this standard did not have a material impact on our consolidated financial statements for the period ended March 31, 2023.

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to revise the criteria for the measurement, recognition, and reporting of credit losses on financial instruments to be recognized when expected. In November 2019, FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which deferred the effective date of ASU 2016-13 to annual reporting periods beginning after December 15, 2022, with early adoption permitted. We adopted this standard on January 1, 2023. The adoption of this standard did not have a material impact on our consolidated financial statements for the period ended March 31, 2023.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accounts receivable	$4,048	$3,639
Unbilled receivables	743	731
Total Receivables	4,791	4,370
Less allowance for doubtful accounts	(1,623)	(1,481)
Accounts receivable, net	$3,168	$2,889

Bad debt expense was $169,000 and $33,000 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid insurance	$374	$834
Other prepaid expenses	564	582
Deposits	88	89
	$1,026	$1,505

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Computer equipment	$342	$333
Furniture & Fixtures	15	15
Data warehouse	286	286
Software	197	197
Total Cost	840	831
Less accumulated depreciation and amortization	(522)	(456)
Property and Equipment	$318	$375
The useful life of computer equipment, software, furniture and fixtures, and the data warehouse is 3 years.

Depreciation and amortization expense for the three months ended March 31, 2023 and 2022 was $66,000 and $59,000, respectively. The amounts are included in general and administrative expenses in the consolidated statements of operations.

NOTE 6 – CONVERTIBLE NOTE RECEIVABLE

In April 2022, the Company purchased $250,000 in aggregate principal amount of convertible promissory note due April 1, 2026 (the “Convertible Note Receivable”).

The Convertible Note Receivable accrues interest at the rate of 5% per annum on the principal amount of the Convertible Note Receivable which is payable at maturity. The issuer may not prepay the note prior to its maturity date without the consent of the Company. The Convertible Note Receivable is convertible in equity securities of the borrower in the event that the borrower issues and sells shares to investors on or before the maturity date, subject to certain other conditions. The conversion price is based on the occurrence of certain actions by the issuer.

The Company earned $3,000 in interest income on the Convertible Note Receivable for the three months ended March 31, 2023.

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued wages, commission and bonus	$570	$1,145
Accrued expenses	434	148
Deferred financial advisory fees	1,000	1,006
Other liabilities	165	255
	$2,169	$2,554

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company incurred software development and information technology related costs to a vendor related through common ownership to a major stockholder of approximately $4,000 for the three months ended March 31, 2023, with $29,000 for the three months ended March 31, 2022, respectively. Amounts due to this related party were $3,000 and $3,000 at March 31, 2023 and December 31, 2022, respectively, and the related expense is recorded to technology and software development costs on the consolidated statement of operations.

NOTE 9 – BUSINESS COMBINATION

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

During the three months ended March 31, 2022, the Company recorded $89,000 of interest expense on the Convertible Notes.

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

A warrant representing 586,890 shares of common stock of the Company (the “Convertible Warrant”) with a fair value of $839,000 was also issued in a private placement with the purchaser party thereto. To determine the fair value of the Convertible Warrant, the Company performed a Black-Scholes calculation as of June 14, 2022 using a stock price of $4.28, a strike price of $12.00, a risk free rate of 3.61%, annualized volatilty of 65%, and a time to maturity of five years. The Convertible Warrant is exercisable for shares of the Company’s common stock at an exercise price of $12.00 per share, subject to certain anti-dilution adjustments. Warrants are classified as equity on SpringBig’s consolidated balance sheet as of March 31, 2023.

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

At March 31, 2023, the outstanding principal of the Secured Convertible Notes was $8.3 million with a carrying value of $7.1 million, net of a discount of $1.2 million.

The Company recorded $391,000 of interest expense related to the Secured Convertible Notes for the three months ended March 31, 2023.

NOTE 12 – WARRANT LIABILITIES

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

The Company accounts for the warrants in accordance with the guidance contained in ASC 815 Derivatives and Hedging, under which the warrants do not meet the criteria for equity treatment and hence recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised or expired, and any change in fair value is recognized in our statement of operations.

At March 31, 2023, the estimated fair value of the warrants is $491,000.

The Company recorded a change in fair value loss of approximately $153,000 for the three months ended March 31, 2023. These amount is included in the consolidated statements of operations.

The fair value is determined in accordance with ASC 820, Fair Value Measurement. See Note 17, Fair Value Measurements, to the accompanying consolidated financial statements for further information.

NOTE 13 – REVENUE RECOGNITION

Effective January 1, 2022 the Company corrected the classification of credits given to customers to report the credits as a reduction of revenue.

Below is a summary of the impact of the revision for the three months ending March 31, 2022.

	QUARTER ENDING
	March 31,		March 31,
	2022		2022
	As reported	Adjustment	Revised
Revenues	$6,364	$(191)	$6,173
Cost of revenues	(1,843)	191	(1,652)
Gross profit	$4,521	$—	$4,521

The following table represents our revenues disaggregated by type (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue
Brand revenue	$295	$189
Retail revenue	6,862	5,984
Total Revenue	$7,157	$6,173

Geographic Information

Revenue by geographical region consist of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Brand revenue
United States	$294	$189
Canada	1	—
Retail revenue
United States	6,663	5,844
Canada	199	140
	$7,157	$6,173

Revenues by geography are generally based on the country of the Company’s contracting entity. Total United States revenue was approximately 97% of total revenue for the three months ended March 31, 2023 and 98% for the three months ended March 31, 2022.

As of March 31, 2023 and December 31, 2022, substantially all of our long-lived assets were attributable to operations in the United States. An immaterial amount of assets are located in Canada.

NOTE 14 – CONTRACT ASSETS AND LIABILITIES

Contract assets consisted of the following as of (in thousands):

	March 31,	December 31,
	2023	2022

Deferred sales commissions	$323	$333

The movement in the contract assets during the three months ended March 31, 2023 and the year ended December 31, 2022, comprised the following (in thousands):

	March 31,	December 31,
	2023	2022

Contract assets at start of the period	$333	$364
Expense deferred during the period	48	176
(less) amounts expensed during the period	(58)	(207)
Contract assets at end of the period	$323	$333

Contract liabilities consisted of the following as of (in thousands):

	March 31,	December 31,
	2023	2022

Deferred retail revenues	$263	$278
Deferred brands revenues	—	13
Contract liabilities	$263	$291

The movement in the contract liabilities during the three months ended March 31, 2023 and the year ended December 31, 2022, comprised the following (in thousands):

	March 31,	December 31,
	2023	2022

Contract liabilities at start of the period	$291	$450
Amounts invoiced during the period	5,027	18,310
Less revenue recognized during the period	(5,055)	(18,469)
Contract liabilities at end of the period	$263	$291

NOTE 15 – STOCK BASED COMPENSATION

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

During the three months ended March 31, 2023 and 2022, compensation expense recorded in connection with the Legacy Incentive Plan was $30,000 and $181,000, respectively. During the three months ended March 31, 2023, compensation expense recorded in connection with the 2022 Incentive Plan was $132,000. These charges are recorded in administrative expense on the consolidated statements of operations.

The following table summarizes information on stock options outstanding as of March 31, 2023 under the Legacy Incentive Plan:

	Options Outstanding		Options Vested and Exercisable
	Number of Options	Weighted Average Exercise Price (Per Share)	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (Per Share)
Outstanding Balance, January 1, 2023	3,394,753	$0.57	3,250,236	5.79	$0.54
Options granted	—
Options exercised	(281,130)	$0.41
Options forfeited	(8,893)	$—
Options cancelled	—	$—
Outstanding Balance, March 31, 2023	3,104,730	$0.59	2,945,020	5.97	$0.56

The intrinsic value of the options exercised during the three months ended March 31, 2023 was $100,000. As of March 31, 2023, the intrinsic value of the 2,945,020 options outstanding and exercisable was $779,000. As of March 31, 2023, the total compensation cost related to non-vested awards not yet recognized was $152,000 with a weighted-average period of 1.25 years over which it is expected to be recognized.

The following table summarizes information on Restricted Stock Units outstanding as of March 31, 2023 under the 2022 Incentive Plan:

	Restricted Stock Units Outstanding
	Number of RSUs	Weighted Average Fair Value (Per Share)	Weighted Average Vesting (Years)
Outstanding Balance, January 1, 2022	—		—
RSUs granted	761,500	1.97
RSUs forfeited	(36,500)
Outstanding Balance, December 31, 2022	725,000
RSUs granted	589,000	0.79
Outstanding Balance, March 31, 2023	1,314,000	$1.44	2.5

The compensation expense recognized for the three months ended March 31, 2023 related to the Restricted Stock Units was $132,000 and the remaining expense of approximately $1.5 million will be recognized in future periods through September 2025. The Restricted Stock Units vest one-third on each of the first, second, and third anniversary after issuance.

NOTE 16 – LEASES

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

In June of 2022, the Company entered into a lease with the current landlord for the Company’s corporate headquarters under which the current leases will be replaced by the new lease on a single floor in the same building as the Company currently occupies. The new lease will commence on the sooner of the day the Company takes occupancy or day of substantial completion of leasehold improvements. Neither of these events had taken place as of March 31, 2023. The new lease term is for 98 months. Monthly rental payments range from $38,000 to $48,000 over the life of the lease.

As of March 31, 2023 and December 31, 2022, the following amounts were presented on SpringBig’s consolidated balance sheets in accordance with the Leasing Standard.

	March 31,	December 31,
	2023	2022
Balance Sheet
Assets:
Right of Use Asset - Operating Lease	$627	$750
Liabilities
Current	422	465
Non-current	233	316
Total Operating Lease Liability	$655	$781

For the three months ended March 31, 2023 and March 31, 2022, the Company’s operating lease cost was $133,000 and $89,000, respectively. Other information pertaining to capitalized assets and liabilities under the leasing standard is as follows.

Three Months Ended March 31,
Other information	2023
Operating lease cost	$133
Operating cash flows paid to operating leases	$126
Right-of-use assets in exchange for new operating lease liabilities	$—
Weighted-average remaining lease term — operating leases (months)	17.90
Weighted-average discount rate — operating leases	5.67%

As of March 31, 2023, the Company’s lease liabilities mature as follows:

Fiscal Year:	Operating Leases
2023	$363
2024	322
Total lease payments	685
Less Imputed Interest	(30)
Present value of lease liabilities	$655

NOTE 16 – COMITTMENTS AND CONTINGENCIES

Employment Agreements

The Company has entered into employment agreements with Jeffrey Harris, CEO of SpringBig, and Paul Sykes, CFO of SpringBig, which became effective as of the consummation of the business combination.

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

Employee Retention Payroll Tax Credits

In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide economic and other relief as a result of the COVID-19 pandemic. The CARES Act includes, among other items, provisions relating to refundable employee retention payroll tax credits. Due to the complex nature of the employee retention credit computations, any benefits we may receive are uncertain and may significantly differ from our current estimates. We plan to record any benefit related to these credits upon both the receipt of the benefit and the resolution of the uncertainties, including, but not limited to, the completion of any potential audit or examination, or the expiration of the related statute of limitations. During the three months ended March 31, 2023, we received $2.0 million related to these credits, recognized $0.6 million as an offset related to operating expenses thorough accounts payable, and we have deferred recognition of remaining $1.4 million, which is recorded in current liabilities on the consolidated balance sheets.

NOTE 17 – FAIR VALUE MEASUREMENTS

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

Liabilities measured at fair value on a recurring basis

The balances of the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2023, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Public warrants	491	—	—	491
	$491	$—	$—	$491

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

The Company utilizes a fair value approach to account for its warrants based on the quoted price at March 31, 2023, the calculation is consistent with ASC 820, Fair Value Measurement, with changes in fair value recorded in current earnings.

At March 31, 2023, the value of the public warrants was approximately $491,200 using a closing price of $0.031.

Changes in Fair Value

The following tables provides a roll-forward in the changes in fair value in the public warrants for the three months ended March 31, 2023,

Warrants
Balance, January 1, 2023	$338
Change in fair value	153
Balance, March 31, 2023	$491
Changes in fair value included in earnings for the period relating to liabilities held at March 31, 2023	$153

There were no transfers of financial liabilities between levels of the fair value hierarchy during the three months ended March 31, 2023.

Other Fair Value Considerations – Carrying value of accounts receivables, contract assets, prepaid expenses and other assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities and/or low credit risk.

NOTE 18 – STOCKHOLDERS’ EQUITY

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

Immediately after giving effect to the business combination, the following equity securities of SpringBig were issued and outstanding: (i) 5,752,388 shares of SpringBig common stock issued to the holders of Tuatara Class A ordinary shares and Tuatara Class B ordinary shares that automatically convert into Tuatara Class A ordinary shares upon the occurrence of the business combination in accordance with Tuatara’s amended and restated memorandum and articles of association as consideration in the business combination (comprised of 1,752,388 Class A ordinary shares after giving effect to the redemptions and the issuance of shares to public shareholders who did not elect to redeem their public shares and 4,000,000 Class B ordinary shares that converted into common stock), (ii) 18,196,526 shares of SpringBig common stock issued to the stockholders of SpringBig as consideration in the business combination, (iii) 10,000,000 warrants to purchase shares of SpringBig common stock issued to holders of the Public Shares upon conversion of warrants to purchase Tuatara Class A ordinary shares in connection with the business combination (each, a “New SpringBig Public Warrant”), (iv) 6,000,000 warrants to purchase shares of SpringBig common stock issued to Sponsor (as defined below) upon conversion of warrants to purchase Tuatara

Class A Common Stock, and (v) 1,310,000 shares of SpringBig common stock issued to private investors (the “PIPE Investors”) in the PIPE Financing, plus 31,356 shares paid to certain PIPE Investors pursuant to the Convertible Notes.

Prior to the consummation of the business combination, the capital stock of Legacy SpringBig consisted of Series A, B and Seed preferred stock which was automatically convertible into common stock at the earlier of a $50.0 million initial public offering or vote of 63% of majority of preferred stockholders. The conversion rate of all preferred stock was at a one to one ratio to common stock. The preferred shares of stock were converted to SpringBig common stock at the Closing Date.

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

NOTE 19 – NET LOSS PER SHARE

Given the consummation of the business combination, ASC 805, Business Combination states that the equity structure for the prior period of Legacy SpringBig (the accounting acquirer) is restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of the accounting acquiree issued in the business combination.

As of March 31, 2023 and 2022, there were 26,940,841 and 17,884,588 shares of common stock issued and outstanding, respectively.

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

The following table reconciles actual basic and diluted earnings per share for the three months ended March 31, 2023 and 2022, respectively (in thousands, except share and per share data).

	Three Months Ended March 31,
	2023	2022
Loss per share:
Numerator:
Net loss	$(2,262)	$(2,866)
Denominator
Weighted-average common shares outstanding
Basic and diluted	26,803,839	13,571,872
Net loss per common share
Basic and diluted	$(0.08)	$(0.21)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Shares unvested and subject to exercise of stock options	120,431	4,154,898
Shares subject to outstanding common stock options	2,945,020	2,515,944
Shares subject to convertible notes stock conversion	695,261	—
Shares subject to warrants stock conversion	16,586,980	—
Shares subject to contingent earn out	10,500,000	—
Restricted stock units	1,314,000	—

NOTE 20 – BENEFIT PLAN

The Company maintains a safe harbor 401(k) retirement plan for the benefit of its employees. The plan allows participants to make contributions subject to certain limitations. Company matching contributions were $158,000 and $69,000 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 21 – INCOME TAXES

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes, foreign taxes, and changes in the Company’s full valuation allowance against its deferred tax assets.

NOTE 22 – SUBSEQUENT EVENTS

Management has considered subsequent events through May 4, 2023, the date this report was issued, and there were no events that required additional disclosure.

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

Key Operating and Financial Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following is our analysis for the three months ended March 31, 2023 and 2022, in thousands:

	Three Months Ended March 31,
	2023	2022
Revenue	$7,157	$6,173
Net loss	(2,262)	(2,866)
Adjusted EBITDA	(1,331)	(2,504)

Number of retail clients	1,366	1,327
Net revenue retention	100%	106%
Number of messages (million)	488	443

For a reconciliation of net loss to Adjusted EBITDA see “EBITDA” and “Adjusted EBITDA,” below.

Revenue

We generate revenue from the sale of monthly subscriptions that provide retail clients with access to an integrated platform through which they can manage loyalty programs and communications with their consumers. We also generate additional revenue from these retail clients when the quantum of messages sent to consumers exceeds the amounts in the subscription package. The subscriptions generally have twelve-month terms (which typically are not subject to early termination without a cancellation fee payable by the client), are payable monthly, and automatically renew for subsequent and recurring twelve-month periods unless notice of cancellation is provided in advance.

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

A reconciliation of net loss before taxes to non-GAAP EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net loss	$(2,262)	$(2,866)
Interest income	(10)	—
Interest expense	391	89
Depreciation expense	66	59

EBITDA	(1,815)	(2,718)

Stock-based compensation*	162	181
Bad debt expense	169	33
Change in fair value of warrants	153	—

Adjusted EBITDA	$(1,331)	$(2,504)
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

Components of Our Results of Operations

Revenue

SpringBig provides its retail customers with access to an integrated platform that provides all the functions of the Company’s proprietary software, which uses proprietary technology to send text, email, and push messages to the customer’s contacts. This access is provided to customers under a contract, with revenue generated from monthly fixed fees for credits (up to the pre-contracted amount) and optional purchases of additional credits.

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

Technology and Software Development Expenses

Technology and software development costs consist of salaries and benefits for employees, including engineering and technical teams who are responsible for building new products, as well as maintaining and improving existing products. We capitalize certain costs associated with technology and software development in accordance with ACS 350-40, Intangibles – Goodwill and Other – Internal Use Software, but these are limited in quantum as we are constantly and regularly making enhancements to our technology platform and do not consider them appropriate to be capitalized. Capitalized costs are generally amortized over a three-year period commencing on the date that the specific software product is placed in service. We believe that continued investment in our platform is important for our growth.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and related benefits costs for our employees involved in general corporate functions including finance, human resources and investor relations, as well as costs associated with the use by these functions of software and equipment. All rent, insurance and other occupancy costs are also included in general and administrative expenses as are professional and outside services related to legal, audit and other services, and stock-based compensation expenses.

Results of Operations

Comparison of Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022

The following tables set forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2023	2022	Increase (decrease)	%
	(in thousands)
Revenue	$7,157	$6,173	$984	16%
Cost of revenue	1,350	1,652	(302)	(18)%
Gross profit	5,807	4,521	1,286	28%
Operating expenses:
Selling, servicing and marketing	2,478	2,943	(465)	(16)%
Technology and software development	2,300	2,637	(337)	(13)%
General and administrative	2,757	1,718	1,039	60%
Total operating expenses	7,535	7,298	237	3%
Loss from operations	(1,728)	(2,777)	1,049	(38)%
Interest income	10	—	10	nm
Interest expense	(391)	(89)	(302)	nm
Change in fair value of warrants	(153)	—	(153)	nm
Loss before taxes	(2,262)	(2,866)	604	(21)%
Provision for income taxes	—	—	—	—
Loss after taxes	$(2,262)	$(2,866)	$604	(21)%
nm-not meaningful
Revenues. Revenues increased $1.0 million for the three months ended March 31, 2023, representing a 16% increase compared with the same period in 2022. Our subscription revenue was $5.9 million for the three months ended March 31, 2023 compared with $4.6 million in the same quarter in 2022, representing 28% year-over-year growth. The excess use revenue declined by 22% year-over-year due to the weaker economy and the fact that some excess use revenue in the comparable prior period had converted into recurring subscription revenues due to clients upgrading their subscriptions. Our revenue from Brands clients increased by 56% year-over-year and was $0.3 million in the three months ended March 31, 2023, as compared to $0.2 million for the three months ended March 31, 2022.

The Company's net revenue retention rate was 100% for the twelve months ended March 31, 2023, compared with 106% for the twelve months ended March 31, 2022. The ratio continues to be within our range of 100% to 110% although currently at the lower end of the range as a consequence of the challenging macro-economic conditions impacting the cannabis market and general economy.

Gross Profit. Gross profit increased to $5.8 million for the three months ended March 31, 2023 from $4.5 million for the three months ended March 31, 2022, representing a 28% increase. The gross profit margin improved from 73% for the three months ended March 31, 2022 to 81% for the three months ended March 31, 2023. Messaging costs are the main expense in our cost of revenue and increased by 10% compared with a 16% increase in revenues, with the higher revenue increase and resulting higher margin being due to higher yield products and operating efficiencies.

Operating Expenses. Our operating expenses increased by $0.2 million, or 3%, for the three months ended March 31, 2023 compared with the same period in 2022.

Selling, servicing and marketing expenses decreased by $0.5 million, or 16%, for the quarter ended March 31, 2023, compared to the same period in 2022, due to lower compensation expense as a result of lower employee headcount.

Technology and software development expenses decreased by $0.3 million, or 13%, for the quarter ended March 31, 2023, compared to the same period in 2022, with the decrease being attributable to lower expenses associated with the use of offshore contract developers and a small reduction in compensation expense.

General and administrative expenses increased by $1.0 million, or 60%, for the quarter ended March 31, 2023, compared to the same period in 2022 due to additional expenses associated with being a public company, including increases in directors’ and officer’s insurance premiums, higher legal and audit costs and compensation to the board of directors.

Interest Expense. Interest expense was $0.4 million for the quarter ended March 31, 2023 due to interest payable on the 6.0% Convertible Notes issued in connection with the merger completed on June 14, 2022.

Change in fair value of warrants. The liability relating to warrants issued by SpringBig is included on the balance sheet at the fair value prevailing at the end of the accounting period and any change in value is reported in the income statement. As at March 31, 2023, the market value of the public warrants, which are listed on the Nasdaq stock exchange, was $0.0307 per warrant compared with $0.0211 at December 31, 2022. The increase in value, which is recognized as an expense in our income statement for the three months ended March 31, 2023, was $0.2 million.

Liquidity & Capital Resources

We have incurred net losses since inception, and experienced negative cash flows from operations. Prior to the business combination, we financed our operations and capital expenditures primarily through the private sales of equity securities and revenue. The net losses since the business combination have been financed through the capital received as a result of the business combination as described below. Our primary uses of cash in the short-term are to fund our operations as we continue to grow our business.

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

Additionally, following the execution of the merger agreement, we entered into two incremental financing agreements. An institutional investor through a securities purchase agreement agreed to purchase $11.0 million of 6.0% Senior Secured Original Issue Discount Convertible Notes due in 2024 and a number of warrants equal to one-half of the principal amount of the notes divided by the volume weighted average price on the trading day prior to closing. This financing closed immediately after the business combination.

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

The following table summarizes our cash, accounts receivable, and working capital at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$2,569	$3,546
Accounts receivable, net	3,168	2,889
Working capital	(4,685)	(1,544)

We are committed to ensuring our balance sheet supports the business and our growth objectives and are considering a supplemental capital raise during the three months ending June 30, 2023. As of March 31, 2023, based on the factors described in this sub-section, we concluded that there was substantial doubt about our ability to continue to operate as a going concern for the 12 months following the issuance of the financial statements in this Quarterly Report on Form 10-Q. This estimate is based on our current business plan and expectations and assumptions in light of current macroeconomic conditions. We have based these estimates on assumptions that may prove to be wrong and could use our available capital resources sooner than we currently expect, and future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section entitled “Risk Factors” in the Annual Report on Form 10-K filed with the SEC on March 28, 2023. Although we are not currently a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity financing, incur indebtedness, or use cash resources. We have no present understandings, commitments or agreements to enter into any such acquisitions.

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

SpringBig’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors including, but not limited to, cash and cash equivalents, the ongoing increase in revenue through increased usage by customers and new customers, its Common Stock Purchase Agreement and strategic capital raises. The ultimate success of these plans is not guaranteed. See the section titled “Going Concern and Liquidity” in Note 2 of the notes to these consolidated financial statements included in this report for more information.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	$379	$(2,399)
Investing activities	(12)	(73)
Financing activities	(1,344)	7,006
Increase (decrease) in cash and cash equivalents	$(977)	$4,534

Operating Activities

Cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation and amortization, non-cash stock compensation expenses, changes in the fair value of financial instruments and the effect of changes in working capital and other activities.

In the three months ended March 31, 2023, the net loss was $2.3 million and the cash received through operating activities was $0.4 million. The difference of $2.6 million is due to $0.9 million non-cash items (including depreciation, amortization, stock-based compensation and change in the fair value of warrants) offsetting a $0.3 million increase in working capital (primarily due to an increase in receivables) and the receipt of $2.0 million relating to refundable employee retention payroll tax credits under the Coronavirus Aid, Relief and Economic Security Act (CARES Act). Due to the complex nature of the employee retention credit computations we plan to defer any benefit related to these credits until we have reasonable certainty, including, but not limited to, the completion of any potential audit or examination or the expiration of the related statute of limitations.

In the three months ended March 31, 2022, the net loss was $2.9 million and cash used in operating activities was $2.4 million.

Investing Activities

SpringBig has low capital investment requirements, with our needs being comprised primarily of computer equipment and office furniture and related items. Cash used in investing activities was $12,000 for the three months ended March 31, 2023 and $73,000 for the three months ended March 31, 2022.

Financing Activities

During the three months ended March 31, 2023, the net cash used in financing activities was $1.3 million representing $1.4 million repayment of principal of the 6% Convertible Note offset by $0.1 million receipt from the exercise of stock options.

Off-Balance Sheet Arrangements

At March 31, 2023, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to shareholders.

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

We believe that the assumptions and estimates associated with revenue recognition, software development costs, income taxes, and equity-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the Company's audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2022, as reported in the 2022 Annual Report on Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported in accordance with the rules of the Securities and Exchange Commission (“SEC”). Disclosure controls are also designed with the objective of ensuring that such information is accumulated appropriately and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosures.

Our Chief Executive Officer and Chief Financial Officer (our principal executive, financial and accounting officer) evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date. See the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, for a description of the Company’s material weaknesses in internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

For a description of developments to legal proceedings during the nine months ended March 31, 2023, see "Litigation" under Note 16, "Commitments and Contingencies" to our consolidated financial statements.

Item 1A. Risk Factors

Our business involves a high degree of risk. You should carefully consider the risks described under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as well as the risks, uncertainties and other information set forth in the reports and other materials filed or furnished by us with the SEC when making investment decisions regarding our securities. There have been no material changes to the Risk Factors disclosed in the December 31, 2022 Form 10-K. We cannot assure you that any of the events discussed therein will not occur. These risks could have a material and adverse impact on our business, prospects, results of operations, financial condition and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed/Furnished Herewith	SEC File #
3.1	Certificate of Incorporation of SpringBig Holdings, Inc.	10-K	3.1	March 28, 2023		001-40049
3.2	By-Laws of SpringBig Holdings, Inc.	10-K	3.2	March 28, 2023		001-40049
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
33.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				**
33.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				**
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SpringBig Holdings, Inc

By:	/s/ Jeffrey Harris
Name:	Jeffrey Harris
Title:	Chief Executive Officer
(Principal Executive Officer)
Date:	May 04, 2023

By:	/s/ Paul Sykes
Name:	Paul Sykes
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	May 04, 2023