Form 10-Q
period 2023-06-30
SpringBig Holdings, Inc.
filed 2023-08-10
CIK 1801602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to

Commission file number 001-40049

SPRINGBIG HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	88-2789488
(State or other jurisdiction of incorporation)	(I.R.S Employer Identification No.)

621 NW 53rd Street
Ste. 260
Boca Raton,	Florida	33487
(Address of principal executive offices)		(zip code)

Registrant’s telephone number, including area code (800) 772-9172

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	SBIG	The Nasdaq Capital Market
Warrants, each exercisable for one share of Common Stock, at an exercise price of $11.50 per share	SBIGW	The Nasdaq Capital Market

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes    No
As of August 9, 2023, there were 41,582,337 shares of common stock, $0.0001 par value issued and outstanding.

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
•the ability to implement business plans, forecasts, and other expectations, and identify and realize additional opportunities; and
•other risks and uncertainties indicated from time to time in filings made with the Securities and Exchange Commission (the “SEC”).

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

Item 1. Financial Statements
SPRINGBIG HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)	(audited)
	(In thousands except share data)
ASSETS
Assets
Current assets:
Cash and cash equivalents	$726	$3,546
Accounts receivable, net	4,002	2,889
Contract assets	312	333
Prepaid expenses and other current assets	1,573	1,505
Total current assets	6,613	8,273
Operating lease asset	629	750
Property and equipment, net	328	375
Convertible note receivable	266	259
Total assets	$7,836	$9,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable	$2,467	$1,056
Accrued expense and other current liabilities	1,693	2,554
Current maturities of long-term debt	1,756	5,451
Deferred payroll tax credits	1,442	—
Deferred revenue	215	291
Operating lease liability - current	386	465
Total current liabilities	7,959	9,817
Notes payable	2,828	2,814
Operating lease liability - non-current	265	316
Warrant liabilities	427	338
Total liabilities	$11,479	$13,285

Commitments and Contingencies

Stockholders’ Deficiency
Common stock par value $0.0001 per share, 300,000,000 authorized at June 30, 2023; 41,402,847 issued and outstanding as of June 30, 2023; (par value $0.0001 per share, 300,000,000 authorized at December 31, 2022; 26,659,711 issued and outstanding as of December 31, 2022)	4	3
Additional paid-in-capital	26,975	22,701
Accumulated deficit	(30,622)	(26,332)
Total stockholders’ deficit	$(3,643)	$(3,628)
Total liabilities and stockholders’ deficit	$7,836	$9,657

The accompanying notes are an integral part of these financial statements

SPRINGBIG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
		(revised)		(revised)
	(In thousands, except share and per share data)		(In thousands, except share and per share data)

Revenues	$7,214	$6,454	$14,371	$12,627
Cost of revenues	1,511	1,868	2,861	3,520
Gross profit	5,703	4,586	11,510	9,107
Operating expenses
Selling, servicing and marketing	2,186	3,104	4,664	6,048
Technology and software development	2,045	2,910	4,345	5,547
General and administrative	3,245	3,854	6,002	5,567
Total operating expenses	7,476	9,868	15,011	17,162

Loss from operations	(1,773)	(5,282)	(3,501)	(8,055)
Interest income	4	—	14	—
Interest expense	(323)	(219)	(714)	(312)
Change in fair value of warrants	64	2,891	(89)	2,891
Loss before income tax	(2,028)	(2,610)	(4,290)	(5,476)
Income tax expense	—	—	—	—
Net loss	$(2,028)	$(2,610)	$(4,290)	$(5,476)
Net loss per common share:
Basic and diluted	$(0.06)	$(0.14)	$(0.15)	$(0.29)

Weighted-average common shares outstanding
Basic and diluted	31,489,803	19,285,050	29,159,766	18,586,515

The accompanying notes are an integral part of these financial statements

SPRINGBIG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT) (UNAUDITED)

Three Months Ended June 30, 2023

	Common Stock		Additional Paid-in-	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2023	26,940,841	$3	$22,976	$(28,594)	$(5,615)
Stock-based compensation	—	—	205	—	205
Exercise of stock options	446,103	—	161	—	161
Issue of common stock^	9,900,000	1	2,383	—	2,384
Issue of common stock*	4,115,903	—	1,250	—	1,250
Net loss	—	—	—	(2,028)	(2,028)
Balance at June 30, 2023	41,402,847	$4	$26,975	$(30,622)	$(3,643)

^Equity raise
*Conversion of Senior Secured Convertible Notes in exchange for common shares

Six Months Ended June 30, 2023

	Common Stock		Additional Paid-in-	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2022	26,659,711	$3	$22,701	$(26,332)	$(3,628)
Stock-based compensation	—	—	367	—	367
Exercise of stock options	727,233	—	274	—	274
Issue of common stock^	9,900,000	1	2,383	—	2,384
Issue of common stock*	4,115,903	—	1,250	—	1,250
Net loss	—	—	—	(4,290)	(4,290)
Balance at June 30, 2023	41,402,847	$4	$26,975	$(30,622)	$(3,643)

^Equity raise
*Conversion of Senior Secured Convertible Notes in exchange for common shares

The accompanying notes are an integral part of these financial statements

SPRINGBIG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT) (UNAUDITED)

Three Months Ended June 30, 2022

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Total
	Shares	Amount	Amount	Amount	Amount

Balance at March 31, 2022	17,862,108	$2	$17,869	$(16,091)	1,780
Stock-based compensation	—	—	1,045	—	1,045
Exercise of stock options	334,418	—	76	—	76
Recapitalization	7,093,744	1	2,835	—	2,836
Net loss	—	—	—	(2,610)	(2,610)
Balance at June 30, 2022	25,290,270	$3	$21,825	$(18,701)	$3,127

Six Months Ended June 30, 2022

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Total
	Shares	Amount	Amount	Amount	Amount

Balance at December 31, 2021	17,862,108	$2	$17,682	$(13,225)	$4,459
Stock-based compensation	—	—	1,226	—	1,226
Exercise of stock options	334,418	—	82	—	82
Recapitalization	7,093,744	1	2,835	—	2,836
Net loss	—	—	—	$(5,476)	(5,476)
Balance at June 30, 2022	25,290,270	$3	$21,825	$(18,701)	$3,127

The accompanying notes are an integral part of these financial statements

SPRINGBIG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net loss	$(4,290)	$(5,476)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	131	123
Discount amortization on convertible note	482	—
Stock-based compensation expense	367	1,226
Bad debt expense	380	214
Accrued interest on convertible notes	(10)	—
Amortization of operating lease right of use assets	121	—
Change in fair value of warrants	89	(2,891)
Changes in operating assets and liabilities:
Accounts receivable	(1,493)	(766)
Prepaid expenses and other current assets	(68)	(1,815)
Contract assets	21	40
Accounts payable and other liabilities	471	4,416
Operating lease liabilities	(130)	—
Deferred payroll tax credits	1,442	—
Deferred revenue	(76)	(23)
Net cash used in operating activities	(2,563)	(4,952)

Cash flows from investing activities:
Purchase of convertible note	(6)	(250)
Purchases of property and equipment	(84)	(113)
Net cash used in investing activities	(90)	(363)

Cash flows from financing activities:
Business combination, net of cash acquired	—	10,185
Proceeds from convertible notes	—	7,000
Repayment of convertible notes	(2,913)	—
Proceeds from issuance of common stock	2,661	—
Cost of equity issuance	(189)	—
Proceeds from exercise of stock options	274	82
Net cash (used in) provided by financing activities	(167)	17,267

Net (decrease) increase in cash and cash equivalents	$(2,820)	$11,952
Cash and cash equivalents at beginning of period	3,546	2,227
Cash and cash equivalents at end of period	$726	$14,179

Supplemental cash flows disclosures
Conversion of convertible note and outstanding interest into common stock	$1,250	$7,305
Warrant assumed in business combination at estimated fair value	$—	$4,496
Right of use assets obtained in exchange for lease obligations - operating leases	$165	$—
Cost of equity issuance deducted from proceeds	$342	$—
Accrued cost of equity issuance	$88	$—
Interest paid	$248	$—

The accompanying notes are an integral part of these financial statements

SPRINGBIG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS

SpringBig Holdings, Inc. and its wholly-owned subsidiaries (the “Company,” “we,” “us,”, “our”, or “SpringBig”) developed a software platform that provides marketing and customer engagement services to cannabis dispensaries and brands throughout the United States and Canada. The Company allows merchants to provide loyalty plans and rewards directly to consumers through an internet portal and mobile applications. Our operational headquarters are in Boca Raton, Florida, with additional offices located in the United States and Canada.

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

The unaudited consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosure information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for future periods or for the year ending December 31, 2023.

The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2022, as reported in the 2022 Annual Report on Form 10-K.

Going Concern and Liquidity

Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $30.6 million as of June 30, 2023. Cash flows used in operating activities were $2.6 million for the six months ended June 30, 2023. As of June 30, 2023, the Company had a working capital deficit of approximately $1.3 million, inclusive of $0.7 million in cash and cash equivalents to cover overhead expenses.

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

Deferred Payroll Tax Credits

The Company may be eligible to receive certain payroll tax credits as a result of governmental legislation. Due to the complexities in calculating and qualifying for payroll tax credits, any benefits we may receive are uncertain and may significantly differ from our current estimates. Accordingly, we record any benefits related to these types of credits upon both the receipt of the benefit and the resolution of the uncertainties, including, but not limited to, the completion of any potential audit or examination, or the expiration of the related statute of limitations.

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

We perform ongoing credit evaluations of our customers’ financial condition and require no collateral from our customers. We maintain an credit loss reserve for doubtful accounts The evaluation of expected losses is based on the probability of default using historical loss rates, as well as adjustments for forward-looking information, including industry and macroeconomic forecasts, as required.receivable based upon the expected collectability of accounts receivable balances. See Effective Accounting Pronouncements within this Note below for further information.
We had one customer representing 12% of our total revenues for the three and six months ended June 30, 2023. By comparison, we had one customer representing 13% of total revenues for the three and six months ended June 30, 2022.

At June 30, 2023, we had one customer representing 13% of accounts receivable, and one customer representing 12% of accounts receivable at December 31, 2022.

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

As of June 30, 2023 the Company exceeded the federally insured limits of $250,000 for interest and non-interest bearing deposits. The Company had cash balances with a single financial institution in excess of the FDIC insured limits by amounts of $0.5 million as of June 30, 2023. We monitor the financial condition of such institution and have not experienced any losses associated with these accounts.

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

Effective Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08 - Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. We adopted this standard on January 1, 2023. The adoption of this standard did not have a material impact on our consolidated financial statements for the period ended June 30, 2023.

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to revise the criteria for the measurement, recognition, and reporting of credit losses on financial instruments to be recognized when expected. In November 2019, FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which deferred the effective date of ASU 2016-13 to annual reporting periods beginning after December 15, 2022, with early adoption permitted. We adopted this standard on January 1, 2023. The adoption of this standard did not have a material impact on our consolidated financial statements for the period ended June 30, 2023.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accounts receivable	$4,980	$3,639
Unbilled receivables	883	731
Total Receivables	5,863	4,370
Less allowance for credit losses	(1,861)	(1,481)
Accounts receivable, net	$4,002	$2,889

Bad debt expense was $0.2 million for both three month periods ended June 30, 2023 and 2022, respectively. Bad debt expense was $0.4 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid insurance	$829	$834
Other prepaid expenses	645	582
Deposits	99	89
	$1,573	$1,505

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Computer equipment	$356	$333
Furniture & Fixtures	17	15
Data warehouse	286	286
Software	256	197
Total Cost	915	831
Less accumulated depreciation and amortization	(587)	(456)
Property and Equipment	$328	$375
The useful life of computer equipment, software, furniture and fixtures, and the data warehouse is 3 years.

Depreciation and amortization expense for the three and six months ended June 30, 2022 was $64,000 and $123,000, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2023 was $64,000 and $131,000, respectively. These amounts are included in general and administrative expenses in the consolidated statements of operations.

NOTE 6 – CONVERTIBLE NOTE RECEIVABLE

In April 2022, the Company purchased $250,000 in aggregate principal amount of convertible promissory note due April 1, 2026 (the “Convertible Note Receivable”).

The Convertible Note Receivable accrues interest at the rate of 5% per annum on the principal amount of the Convertible Note Receivable which is payable at maturity. The issuer may not prepay the note prior to its maturity date without the consent of the Company. The Convertible Note Receivable is convertible into equity securities of the borrower in the event that the borrower issues and sells shares to investors on or before the maturity date, subject to certain other conditions. In the event that the Convertible Note Receivable remains outstanding on the maturity date, then the outstanding principal balance and any unpaid accrued interest shall automatically convert into equity securities of the borrower. Should the borrower consummate a change of control while this note remains outstanding, the borrower shall repay the Company in cash in an amount equal to the outstanding principal amount of this Note plus any unpaid accrued interest on the original principal. The conversion price is based on the occurrence of certain actions by the issuer.

The Company earned $3,000 and $6,000 in interest income on the Convertible Note Receivable for the three and six months ended June 30, 2023, respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued wages, commission and bonus	$200	$1,145
Accrued expenses	358	148
Deferred financial advisory fees	1,000	1,006
Other liabilities	135	255
	$1,693	$2,554

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company incurred software development and information technology related costs to a vendor related through common ownership to a major stockholder of approximately $4,000 and $8,000 for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2022, expenditures related to the same vendor were $37,000 and $93,000, respectively. Amounts due to this related party were $0 and $3,000 at June 30, 2023 and December 31, 2022, respectively, and the related expense is recorded to technology and software development costs on the consolidated statement of operations.

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

During the three and six months ended June 30, 2022, the Company recorded $216,000 and $305,000 of interest expense on the Convertible Notes, respectively.

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

A warrant representing 586,890 shares of common stock of the Company (the “Convertible Warrant”) with a fair value of $839,000 was also issued in a private placement with the purchaser party thereto. To determine the fair value of the Convertible Warrant, the Company performed a Black-Scholes calculation as of June 14, 2022 using a stock price of $4.28, a strike price of $12.00, a risk free rate of 3.61%, annualized volatilty of 65%, and a time to maturity of five years. The Convertible Warrant is exercisable for shares of the Company’s common stock at an exercise price of $12.00 per share, subject to certain anti-dilution adjustments. Warrants are classified as equity on SpringBig’s consolidated balance sheet as of June 30, 2023.

The Note was initially convertible at the option of the holder at a conversion share price of $12.00 per share.

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

On May 24, 2023 and May 25, 2023, the Company entered into amendments to the Secured Convertible Notes which provide, among other provisions, amended repayment terms, including extending the term to March 2025, and an adjustment in the conversion share price to $1.00, and amended the warrant exercise price to $1.00. The Company accounted for the amendments as a debt modification pursuant to ASC 470-50-40-10. The impact to the financial statements of the debt modification was not significant.

At June 30, 2023, the outstanding principal of the Secured Convertible Notes was $5.6 million with a carrying value of $4.6 million, net of a discount of $1.0 million.

The Company recorded $323,000 and $714,000 of interest expense related to the Secured Convertible Notes for the three and six months ended June 30, 2023, respectively. Interest expense for the three and six months ended June 30, 2022 was insignificant.

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

At June 30, 2023, the estimated fair value of the warrants is $427,000.

The Company recorded a change in fair value gain of approximately $64,000 for the three months ended June 30, 2023 and a fair value loss of approximately $89,000 for the six months ended June 30, 2023. These amounts are included in the consolidated statements of operations.

The fair value is determined in accordance with ASC 820, Fair Value Measurement. See Note 18, Fair Value Measurements, to the accompanying consolidated financial statements for further information.

NOTE 13 – REVENUE RECOGNITION

Effective January 1, 2022 the Company corrected the classification of credits given to customers to report the credits as a reduction of revenue.

Below is a summary of the impact of the revision for the three and six months ended June 30, 2022.

	Three Months Ended			Six Months Ended
	June 30,		June 30,	June 30,		June 30,
	2022		2022	2022		2022
	As reported	Adjustment	Revised	As reported	Adjustment	Revised
Revenues	$6,584	$(130)	$6,454	$12,948	$(321)	$12,627
Cost of revenues	(1,998)	130	(1,868)	(3,841)	321	(3,520)
Gross profit	$4,586	$—	$4,586	$9,107	$—	$9,107

The following table represents our revenues disaggregated by type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Brand revenue	$210	$249	$505	$438
Retail revenue	7,004	6,205	13,866	12,189
Total Revenue	$7,214	$6,454	$14,371	$12,627

Geographic Information

Revenue by geographical region consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Brand revenue
United States	$197	$249	$491	$438
Canada	13	—	14	—
Retail revenue
United States	6,810	5,947	13,473	11,791
Canada	194	258	393	398
	$7,214	$6,454	$14,371	$12,627

Revenues by geography are generally based on the country of the Company’s contracting entity. Total United States revenue was approximately 97% of total revenue for the six months ended June 30, 2023 and June 30, 2022.

As of June 30, 2023 and December 31, 2022, substantially all of our long-lived assets were attributable to operations in the United States. An immaterial amount of assets are located in Canada.

NOTE 14 – CONTRACT ASSETS AND LIABILITIES

Contract assets consisted of the following as of (in thousands):

	June 30,	December 31,
	2023	2022

Deferred sales commissions	$312	$333

The movement in the contract assets during the six months ended June 30, 2023 and the year ended December 31, 2022, comprised the following (in thousands):

	June 30,	December 31,
	2023	2022

Contract assets at start of the period	$333	$364
Expense deferred during the period	94	176
(less) amounts expensed during the period	(115)	(207)
Contract assets at end of the period	$312	$333

Contract liabilities consisted of the following as of (in thousands):

	June 30,	December 31,
	2023	2022

Deferred retail revenues	$207	$278
Deferred brands revenues	8	13
Contract liabilities	$215	$291

The movement in the contract liabilities during the six months ended June 30, 2023 and the year ended December 31, 2022, comprised the following (in thousands):

	June 30,	December 31,
	2023	2022

Contract liabilities at start of the period	$291	$450
Amounts invoiced during the period	10,060	18,310
Less revenue recognized during the period	(10,136)	(18,469)
Contract liabilities at end of the period	$215	$291

NOTE 15 – STOCK BASED COMPENSATION

At the Special Meeting, in connection with the business combination, the Tuatara shareholders approved the SpringBig Holdings, Inc. 2022 Long-Term Incentive Plan (the “2022 Incentive Plan”), which became effective upon the Closing.

The number of shares of our common stock initially reserved for issuance under the 2022 Incentive Plan was 1,525,175, which equaled the amount of shares of our common stock equal to 5% of the sum of (i) the number of shares of our common stock outstanding as of the Closing and (ii) the number of shares of our common stock underlying stock options issued under the SpringBig, Inc. 2017 Equity Incentive Plan (as amended and restated) (the “Legacy Incentive Plan”) that were outstanding as of the Closing. At the shareholders’ meeting held on June 13, 2023, shareholders approved an additional 1,332,986 shares of our common stock reserved for issuance under the 2022 Incentive Plan. Shares subject to stock awards granted under the 2022 Incentive Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the 2022 Incentive Plan.

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

The following table summarizes information on stock options outstanding as of June 30, 2023 under the Legacy Incentive Plan:

	Options Outstanding		Options Vested and Exercisable
	Number of Options	Weighted Average Exercise Price (Per Share)	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (Per Share)
Outstanding Balance, January 1, 2023	3,394,753	$0.57	3,250,236	5.79	$0.54
Options granted	—
Options exercised	(727,233)	$0.38
Options forfeited	(25,876)	$0.82
Options cancelled	—	$—
Outstanding Balance, June 30, 2023	2,641,644	$0.62	2,545,299	5.22	$0.60

The intrinsic value of the options exercised during the six months ended June 30, 2023 was $162,000. As of June 30, 2023, the intrinsic value of the 2,545,299 options outstanding and exercisable was $290,000. As of June 30, 2023, the total compensation cost related to non-vested awards not yet recognized was $122,000 with a weighted-average period of one year over which it is expected to be recognized.

During the three and six months ended June 30, 2023, $30,000 and $61,000 of compensation expense was recorded in connection with the Legacy Incentive Plan, respectively. During the three and six months ended June 30, 2022, compensation expense recorded in connection with the Legacy Incentive Plan was $1.0 million and $1.2 million, respectively. These charges are recorded in administrative expense on the consolidated statements of operations.

The following table summarizes information on Restricted Stock Units outstanding as of June 30, 2023 under the 2022 Incentive Plan:

	Restricted Stock Units Outstanding
	Number of RSUs	Weighted Average Fair Value (Per Share)	Weighted Average Vesting (Years)
Outstanding Balance, January 1, 2022
RSUs granted	761,500	$1.97
RSUs forfeited	(36,500)
Outstanding Balance, January 1, 2023	725,000	$1.97
RSUs granted	1,889,000	0.58
RSUs forfeited	(13,500)
Outstanding Balance, June 30, 2023	2,600,500	$0.96	2.6

During the three and six months ended June 30, 2023, compensation expense recorded in connection with the 2022 Incentive Plan was $175,000 and $306,000, respectively. These charges are recorded in administrative expense on the consolidated statements of operations. During the three and six months ended June 30, 2022, no compensation expense was recorded in connection with the 2022 Incentive Plan.

The remaining expense of approximately $1,968,000 will be recognized in future periods through June 2026. The Restricted Stock Units vest one-third on each of the first, second, and third anniversary after issuance.

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

In June of 2022, the Company entered into a lease with the current landlord for the Company’s corporate headquarters under which the current leases will be replaced by the new lease on a single floor in the same building as the Company currently occupies. The new lease will commence on the sooner of the day the Company takes occupancy or day of substantial completion of leasehold improvements. Neither of these events had taken place as of June 30, 2023. The new lease term is for 98 months. Monthly rental payments range from $38,000 to $48,000 over the life of the lease.

As of June 30, 2023 and December 31, 2022, the following amounts were presented on SpringBig’s consolidated balance sheets in accordance with the Lease Standard.

	June 30,	December 31,
	2023	2022
Balance Sheet
Assets:
Right of Use Asset - Operating Lease	$629	$750
Liabilities
Current	386	465
Non-current	265	316
Total Operating Lease Liability	$651	$781

For the six months ended June 30, 2023 and June 30, 2022, the Company’s operating lease cost was $226,000 and $253,000, respectively. For the three months ended June 30, 2023 and June 30, 2022, the Company’s operating lease cost was $93,000 and $129,000, respectively. Other information pertaining to capitalized assets and liabilities under the leasing standard is as follows.

Six Months Ended June 30,
Other information	2023
Operating lease cost	$226
Operating cash flows paid to operating leases	$235
Right-of-use assets in exchange for new operating lease liabilities	$165
Weighted-average remaining lease term — operating leases (months)	22.9
Weighted-average discount rate — operating leases	6.83%

As of June 30, 2023, the Company’s lease liabilities mature as follows:

Fiscal Year:	Operating Leases
2023	$222
2024	371
2025	50
2026	50
2027	8
Total lease payments	701
Less Imputed Interest	(50)
Present value of lease liabilities	$651

NOTE 17 – COMITTMENTS AND CONTINGENCIES

Employment Agreements

The Company has entered into employment agreements with Jeffrey Harris, CEO of SpringBig, and Paul Sykes, CFO of SpringBig, which became effective as of the consummation of the business combination.

Litigation

The Company evaluates the possible resolution of any legal and other contingencies when losses are possible in accordance with ASC 450, Contingencies (“ASC 450”). Significant judgment is required in both the determination of the probability of an outcome as well as the determination of an estimate of the amount of any potential loss.

The Company is in mediation to settle a dispute concerning the granting in 2017 of a non-exclusive, perpetual license to install and use certain of the Company’s software and derivative works, subject to certain limitations including being restricted to industries other than cannabis. This creates the potential for a contingent loss of approximately $1.0 million, with any settlement to be partly in cash and partly in stock. The Company believes a loss is reasonably possible, but not probable, and can be reasonably estimated, therefore pursuant to ASC 450 the potential loss has been disclosed but not recorded.

Employee Retention Payroll Tax Credits

In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide economic and other relief as a result of the COVID-19 pandemic. The CARES Act includes, among other items, provisions relating to refundable employee retention payroll tax credits. Due to the complex nature of the employee retention credit computations, any benefits we may receive are uncertain and may significantly differ from our current estimates. We plan to record any benefit related to these credits upon both the receipt of the benefit and the resolution of the uncertainties, including, but not limited to, the completion of any potential audit or examination, or the expiration of the related statute of limitations. During the six months ended June 30, 2023, we received $2.0 million related to these credits, recorded a liability of $0.6 million to a consultant through accounts payable. We have deferred recognition of remaining $1.4 million, which is recorded as deferred payroll tax credits on the consolidated balance sheets.

NOTE 18 – FAIR VALUE MEASUREMENTS

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

Liabilities measured at fair value on a recurring basis

The balances of the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2023, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Public warrants	427	—	—	427
	$427	$—	$—	$427

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

The Company utilizes a fair value approach to account for its warrants based on the quoted price at June 30, 2023, the calculation is consistent with ASC 820, Fair Value Measurement, with changes in fair value recorded in current earnings.

At June 30, 2023, the value of the public warrants was approximately $427,000 using a closing price of $0.027.

Changes in Fair Value

The following tables provides a roll-forward in the changes in fair value in the public warrants for the six months ended June 30, 2023,

Warrants
Balance, January 1, 2023	$338
Change in fair value	89
Balance, June 30, 2023	$427
Changes in fair value included in earnings for the period relating to liabilities held at June 30, 2023	$89

There were no transfers of financial liabilities between levels of the fair value hierarchy during the six months ended June 30, 2023.

Other Fair Value Considerations – Carrying value of accounts receivables, contract assets, prepaid expenses and other assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities and/or low credit risk.

NOTE 19 – STOCKHOLDERS’ EQUITY

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

On May 31, 2023, SpringBig raised gross cash proceeds of approximately $3.0 million through a public equity offering and in addition $1.25 million of the outstanding principal of the Senior Secured Convertible Note was converted into common shares. In aggregate, 14.0 million common shares were issued, of which, approximately 1.0 million related to conversion of a portion of the Senior Secured Convertible Note to common shares on June 15,

2023. The cash proceeds from the public equity offering, after payment of transaction related fees, were $2.5 million and these funds were in part used to make further repayments of principal of the Senior Secured Convertible Note and in part for general corporate purposes.

NOTE 20 – NET LOSS PER SHARE

Given the consummation of the business combination, ASC 805, Business Combination states that the equity structure for the prior period of Legacy SpringBig (the accounting acquirer) is restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of the accounting acquiree issued in the business combination.

As of June 30, 2023 and 2022, there were 41,402,847 and 17,884,588 shares of common stock issued and outstanding, respectively.

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

The following table reconciles actual basic and diluted earnings per share for the six months ended June 30, 2023 and 2022, respectively (in thousands, except share and per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Loss per share:
Numerator:
Net loss	$(2,028)	$(2,610)	$(4,290)	$(5,476)
Denominator
Weighted-average common shares outstanding
Basic and diluted	31,489,803	19,285,050	29,159,766	18,586,515
Net loss per common share
Basic and diluted	$(0.06)	$(0.14)	$(0.15)	$(0.29)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share for the three months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
	2023	2022
Shares unvested and subject to exercise of stock options	96,345	192,689
Shares subject to outstanding common stock options	2,545,299	3,486,482
Shares subject to convertible notes stock conversion	5,636,928	916,667
Shares subject to warrants stock conversion	16,586,980	16,586,980
Shares subject to contingent earn out	10,500,000	10,500,000
Restricted stock units	2,600,500	—

NOTE 21 – BENEFIT PLAN

The Company maintains a safe harbor 401(k) retirement plan for the benefit of its employees. The plan allows participants to make contributions subject to certain limitations. Company matching contributions were $131,000 and $289,000 for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2022, Company matching contributions were $68,000 and $117,000, respectively.

NOTE 22 – INCOME TAXES

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

NOTE 23 – SUBSEQUENT EVENTS

Management has considered subsequent events through August 10, 2023, the date this report was issued, and there were no events that required additional disclosure.

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

Business Combination and Public Company Cost

On June 14, 2022, SpringBig Holdings, Inc., a Delaware corporation (formerly known as Tuatara Capital Acquisition Corporation (“Tuatara” or “TCAC”)), consummated the previously announced business combination (the “business combination”) of Tuatara and SpringBig, Inc. (“Legacy SpringBig”), a Delaware corporation. Pursuant to the merger agreement, prior to the closing of the business combination, Tuatara changed its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. Prior to the closing date, and in connection with the Closing, Tuatara changed its name to SpringBig Holdings, Inc. Legacy SpringBig was deemed to be the accounting acquirer in the business combination based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805. While Tuatara was the legal acquirer in the business combination, because Legacy SpringBig was deemed the accounting acquirer, the historical financial statements of Legacy SpringBig became the historical financial statements of the combined company, upon the Closing.

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

Key Operating and Financial Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following is our analysis for the three and six months ended June 30, 2023 and 2022, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$7,214	$6,454	$14,371	$12,627
Net loss	(2,028)	(2,610)	(4,290)	(5,476)
Adjusted EBITDA	(1,138)	(3,442)	(2,488)	(5,942)

Number of retail clients	1,439	1,464	1,439	1,464
Net revenue retention	100%	114%	100%	114%
Number of messages (million)	589	492	1,076	935

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

A reconciliation of net loss before taxes to non-GAAP EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss before taxes	$(2,028)	$(2,610)	$(4,290)	$(5,476)
Interest income	(4)	—	(14)	—
Interest expense	323	219	714	312
Depreciation expense	64	64	131	123

EBITDA	(1,645)	(2,327)	(3,459)	(5,041)

Stock-based compensation	205	1,045	367	1,226
Bad debt expense	231	181	380	214
Business combination related bonus	—	550	—	550
Severance and related payments	135	—	135	—
Change in fair value of warrants	(64)	(2,891)	89	(2,891)

Adjusted EBITDA	$(1,138)	$(3,442)	$(2,488)	$(5,942)

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

Negative publicity, whether or not justified, relating to events or activities attributed to us, our employees, customers or others associated with any of these parties, may tarnish our reputation and reduce the value of our brand. Given our high visibility, we may be more susceptible to the risk of negative publicity. Damage to our reputation and loss of brand equity may reduce demand for our platform and have an adverse effect on our business, operating results and financial condition. Moreover, any attempts to rebuild our reputation and restore the value of our brand may be costly and time consuming, and such efforts may not ultimately be successful.

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

Technology and Software Development Expenses

Technology and software development costs consist of salaries and benefits for employees, including engineering and technical teams who are responsible for building new products, as well as maintaining and improving existing products. We capitalize certain costs associated with technology and software development in accordance with ASC 350-40, Intangibles – Goodwill and Other – Internal Use Software, but these are limited in quantum as we are constantly and regularly making enhancements to our technology platform and do not consider them appropriate to be capitalized. Capitalized costs are generally amortized over a three-year period commencing on the date that the specific software product is placed in service. We believe that continued investment in our platform is important for our growth.

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

Results of Operations

Comparison of Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022

The following tables set forth our results of operations for the periods indicated:

	Three Months Ended June 30,
	2023	2022	Increase (decrease)	%
	(in thousands)
Revenue	$7,214	$6,454	$760	12%
Cost of revenue	1,511	1,868	(357)	(19)%
Gross profit	5,703	4,586	1,117	24%
Operating expenses:
Selling, servicing and marketing	2,186	3,104	(918)	(30)%
Technology and software development	2,045	2,910	(865)	(30)%
General and administrative	3,245	3,854	(609)	(16)%
Total operating expenses	7,476	9,868	(2,392)	(24)%
Loss from operations	(1,773)	(5,282)	3,509	(66)%
Interest income	4	—	4	nm
Interest expense	(323)	(219)	(104)	nm
Change in fair value of warrants	64	2,891	(2,827)	nm
Loss before taxes	(2,028)	(2,610)	582	(22)%
Provision for income taxes	—	—	—	—
Loss after taxes	$(2,028)	$(2,610)	$582	(22)%
nm-not meaningful
Revenues. Revenues increased $0.8 million for the three months ended June 30, 2023, representing a 12% increase compared with the same period in 2022. Our subscription revenue was $5.9 million for the three months ended June 30, 2023 compared with $4.9 million in the same period in 2022, representing 19% year-over-year growth. The excess use revenue declined by 7% year-over-year reflecting the fact that some excess use revenue in the comparable prior period had converted into recurring subscription revenues due to clients upgrading their subscriptions.

The Company's net revenue retention rate was 100% for the twelve months ended June 30, 2023, consistent with the 100% reported for the twelve months ended March 31, 2023, and compared with 114% for the twelve months ended June 30, 2022. The ratio continues to be within our range of 100% to 110% although currently at the lower end of the range because of the challenging macro-economic conditions impacting the cannabis market and general economy.

Gross Profit. Gross profit increased to $5.7 million for the three months ended June 30, 2023 from $4.6 million for the three months ended June 30, 2022, representing a 24% increase. The gross profit margin improved from 71% for the three months ended June 30, 2022 to 79% for the three months ended June 30, 2023. Messaging costs, which are the main expense in our cost of revenue, reduced by 22% year-on-year due to operating efficiencies and a larger proportion of messages being distributed directly into mobile applications.

Operating Expenses. Our operating expenses decreased by $2.4 million, or 24%, for the quarter ended June 30, 2023 compared with the same period in 2022.

Selling, servicing and marketing expenses decreased by $0.9 million, or 30%, for the quarter ended June 30, 2023, compared to the same period in 2022, due to lower compensation expense as a result of lower employee headcount.

Technology and software development expenses decreased by $0.9 million, or 30%, for the quarter ended June 30, 2023, compared to the same period in 2022, with the decrease being attributable to lower expenses associated with the use of offshore contract developers and a reduction in compensation expense.

General and administrative expenses reduced by $0.6 million, or 16%, for the quarter ended June 30, 2023, compared to the same period in 2022. The stock compensation expense in the quarter ended June 30, 2023, was $0.2 million compared with $1.0 million for the same period in 2022 and this reduction is the primary reason for the year-on-year reduction. Excluding stock compensation expense, general and administrative costs increased by $0.2 million, or 8%, due to additional expenses associated with being a public company. SpringBig became a public company in June 2022, so only incurred these additional costs for part of the quarter ended June 30, 2022, whereas a full three months expense is reflected during the quarter ended June 30, 2023.

Interest Expense. Interest expense was $0.3 million for the quarter ended June 30, 2023 due to interest payable on the 6.0% Secured Convertible Notes issued in connection with the merger completed on June 14, 2022.

Change in fair value of warrants. The liability relating to warrants issued by SpringBig is included on the balance sheet at the fair value prevailing at the end of the accounting period and any change in value is reported in the income statement. As at June 30, 2023, the market value of the public warrants, which are listed on the Nasdaq stock exchange, was $0.0267 per warrant compared with $0.0307 at March 31, 2023. The decrease in value, which is recognized as income in our income statement for the three months ended June 30, 2023, was $0.1 million.

Comparison of Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022

The following tables set forth our results of operations for the periods indicated:

	Six Months Ended June 30,
	2023	2022	Increase (decrease)	%
	(in thousands)
Revenue	$14,371	$12,627	$1,744	14%
Cost of revenue	2,861	3,520	(659)	(19)%
Gross profit	11,510	9,107	2,403	26%
Operating expenses:
Selling, servicing and marketing	4,664	6,048	(1,384)	(23)%
Technology and software development	4,345	5,547	(1,202)	(22)%
General and administrative	6,002	5,567	435	8%
Total operating expenses	15,011	17,162	(2,151)	(13)%
Loss from operations	(3,501)	(8,055)	4,554	(57)%
Interest income	14	—	14	nm
Interest expense	(714)	(312)	(402)	nm
Change in fair value of warrants	(89)	2,891	(2,980)	nm
Loss before taxes	(4,290)	(5,476)	1,186	(22)%
Provision for income taxes	—	—	—	—
Loss after taxes	$(4,290)	$(5,476)	$1,186	(22)%
nm-not meaningful
Revenues. Revenues increased $1.7 million for the six months ended June 30, 2023, representing a 14% increase compared with the same period in 2022. Our subscription revenue was $11.9 million for the six months ended June 30, 2023 compared with $9.6 million in the same period in 2022, representing 23% year-over-year growth. The excess use revenue declined by 15% year-over-year due to the weaker economy and the fact that some excess use revenue in the comparable prior period had converted into recurring subscription revenues due to clients upgrading their subscriptions. Our revenue from Brands clients increased by 16% year-over-year and was $0.5 million in the six months ended June 30, 2023, as compared to $0.4 million for the six months ended June 30, 2022.

Gross Profit. Gross profit increased to $11.5 million for the six months ended June 30, 2023 from $9.1 million for the six months ended June 30, 2022, representing a 26% increase. The gross profit margin improved from 72% for the six months ended June 30, 2022 to 80% for the six months ended June 30, 2023. Messaging costs, which are the main expense in our cost of revenue reduced year-on-year due to operating efficiencies and a larger proportion of messages being distributed directly into mobile applications.

Operating Expenses. Our operating expenses decreased by $2.2 million, or 13%, for the six months ended June 30, 2023 compared with the same period in 2022.

Selling, servicing and marketing expenses decreased by $1.4 million, or 23%, for the six months ended June 30, 2023, compared to the same period in 2022, due to lower compensation expense as a result of lower employee headcount.

Technology and software development expenses decreased by $1.2 million, or 22%, for the six months ended June 30, 2023, compared to the same period in 2022, with the decrease being attributable to lower expenses associated with the use of offshore contract developers and a reduction in compensation expense.

General and administrative expenses increased by $0.4 million, or 8%, for the six months ended June 30, 2023, compared to the same period in 2022 due to additional expenses associated with being a public company, including increases in directors’ and officer’s insurance premiums, higher legal and audit costs and compensation to the board of directors, being incurred for the full six months in the period ended June 30, 2023, whereas these additional expenses were not incurred in the early months of the prior year until SpringBig became a public company in June 2022.

Interest Expense. Interest expense was $0.7 million for the six months ended June 30, 2023 due to interest payable on the 6.0% Secured Convertible Notes issued in connection with the merger completed on June 14, 2022.

Change in fair value of warrants. The liability relating to warrants issued by SpringBig is included on the balance sheet at the fair value prevailing at the end of the accounting period and any change in value is reported in the income statement. As at June 30, 2023, the market value of the public warrants, which are listed on the Nasdaq stock exchange, was $0.0267 per warrant compared with $0.0211 at December 31, 2022. The increase in value, which is recognized as an expense in our income statement for the six months ended June 30, 2023, was $0.1 million.

Liquidity, Capital Resources, & Going Concern

We have incurred net losses since inception, and experienced negative cash flows from operations. Prior to the business combination, we financed our operations and capital expenditures primarily through the private sales of equity securities and revenue. The net losses since the business combination have been financed through the capital received because of the business combination as described below. Our primary uses of cash in the short-term are to fund our operations as we continue to grow our business.

Additionally, following the execution of the merger agreement, we entered into two incremental financing agreements. An institutional investor through a securities purchase agreement agreed to purchase $11.0 million of 6.0% Secured Convertible Notes and a number of warrants equal to one-half of the principal amount of the notes divided by the volume weighted average price on the trading day prior to closing. This financing closed immediately after the business combination. As discussed in Notes 11 and 12 of the notes to these consolidated financial statements, these notes were amended on May 24, 2023 and May 25, 2023 to extend the due date for repayment, adjust the conversion share price to $1.00, and adjust the exercise price of the attached warrants to $1.00. The Company accounted for the amendments as a debt modification pursuant to ASC 470-50-40-10, and the impact to the financial statements was not significant.

On May 31, 2023, SpringBig raised gross cash proceeds of approximately $3.0 million through a public equity offering and in addition $1.25 million of the outstanding principal of the Senior Secured Convertible Note was converted into common shares. In aggregate, 14.0 million common shares were issued, of which, approximately 1.0 million related to conversion of a portion of the Senior Secured Convertible Note to common shares on June 15, 2023. The cash proceeds from the public equity offering, after payment of transaction related fees, were $2.5 million and these funds were in part used to make further repayments of principal of the Senior Secured Convertible Note and in part for general corporate purposes.

In 2022, the Company also entered into a committed equity line facility (the “Facility”) with CF Principal Investments, LLC (“Cantor”) for up to $50.0 million in aggregate gross purchase price of newly issued shares of our common stock after the closing of the business combination. In connection with the Facility, the Company incurred a $1.5 million commitment fee which it settled in exchange for 877,193 shares of common stock.

The Company may, from time to time at its option, sell to Cantor newly issued shares of common stock pursuant to the terms of the Facility. The use of the Facility under the agreement with Cantor is subject to certain conditions, including the aggregate market value of the Company’s outstanding common stock being equal to or greater than $25 million. Therefore, there can be no assurances that the Facility will be available to the Company at all times during its terms or that such purchase price will ever become available.

The following table summarizes our cash, accounts receivable, and working capital at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$726	$3,546
Accounts receivable, net	4,002	2,889
Working capital	(1,346)	(1,544)

As of June 30, 2023, based on the factors described in this sub-section, we concluded that there was substantial doubt about our ability to continue to operate as a going concern for the 12 months following the issuance of the financial statements in this Quarterly Report on Form 10-Q. This estimate is based on our current business plan and expectations and assumptions in light of current macroeconomic conditions. We have based these estimates on assumptions that may prove to be wrong and could use our available capital resources sooner than we currently expect, and future capital requirements and the adequacy of available funds will depend on many factors, including those described under "Risk Factors" in this Quarterly Report on Form 10-Q. Although we are not currently a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity financing, incur indebtedness, or use cash resources. We have no present understandings, commitments, or agreements to enter into any such acquisitions.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	$(2,563)	$(4,952)
Investing activities	(90)	(363)
Financing activities	(167)	17,267
Increase (decrease) in cash and cash equivalents	$(2,820)	$11,952

Operating Activities

Cash used in operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation and amortization, non-cash stock compensation expenses, changes in the fair value of financial instruments and the effect of changes in working capital and other activities.

In the six months ended June 30, 2023, the net loss was $4.3 million and the cash used in operating activities was $2.6 million. The difference of $1.7 million is due to $1.7 million non-cash items (including depreciation, amortization, stock-based compensation and change in the fair value of warrants) offsetting a $1.9 million increase in working capital (primarily due to an increase in receivables) and the receipt of $2.0 million relating to refundable employee retention payroll tax credits under the Coronavirus Aid, Relief and Economic Security Act (CARES Act). Due to the complex nature of the employee retention credit computations we plan to defer any benefit related to these credits until we have reasonable certainty, including, but not limited to, the completion of any potential audit or examination or the expiration of the related statute of limitations.

In the six months ended June 30, 2022, the net loss was $5.5 million and cash used in operating activities was $5.0 million.

Investing Activities

SpringBig has low capital investment requirements, with our needs being comprised primarily of computer equipment and office furniture and related items. Cash used in investing activities was $90,000 for the six months ended June 30, 2023 and $363,000 for the six months ended June 30, 2022.

Financing Activities

During the six months ended June 30, 2023, the net cash used in financing activities was approximately $0.2 million representing $2.9 million repayment of principal of the 6% Secured Convertible Notes and $0.2 million of equity issuance costs which were partially offset by $2.7 million net proceeds from the issuance of common stock and $0.3 million from the exercise of stock options by executives and employees.

Off-Balance Sheet Arrangements

At June 30, 2023, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to shareholders.

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

Recent Accounting Pronouncements

See the section titled “Summary of Significant Accounting Policies” in Note 2 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive, financial and accounting officer) evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date. See the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, for a description of the Company’s material weaknesses in internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

On May 27, 2022, plaintiffs Michael Gross and Yuzz Buzz, LLC (“YB”), of which Mr. Gross is allegedly the majority owner, filed a complaint (as amended, the “Complaint”) against the Company in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. Mr. Gross was the Company’s co-founder and former 45% owner, and on or about July 10, 2017, Mr. Gross entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with the Company, Jeffrey Harris, our CEO and Chairman of our Board of Directors, and various related parties, pursuant to which (1) Mr. Gross released various claims and transferred to the Company all his shares of common stock and interest in the Company, and (2) the Company made certain payments to Mr. Gross and related parties and, concurrently with the Settlement Agreement, executed a license agreement (the “License Agreement”) that granted YB a non-exclusive, perpetual license to install and use certain of the Company’s software and derivative works, subject to certain limitations including being restricted to industries other than cannabis.

As of the date hereof, the remaining counts of the Complaint are for declaratory judgment and alleged breaches of the Settlement Agreement and License Agreement. The plaintiffs seek specific performance of the License Agreement or, in the alternative, damages for the Company’s alleged breach of the License Agreement. In the case of specific performance, the parties dispute the cost to YB of delivery of the software.

Discovery is currently ongoing. On July 5, 2023, the parties exchanged documents in response to initial discovery requests. In the meantime, on July 7, 2023, the parties formally engaged a professional mediator in an effort to reach a settlement. On July 17, 2023, the plaintiffs amended their written discovery responses providing details of their theory of damages. On July 18, 2023, the parties began formal mediation.

For a description of developments to legal proceedings during the six months ended June 30, 2023, see "Litigation" under Note 17, "Commitments and Contingencies" to our consolidated financial statements in this Quarterly Report on Form 10-Q.

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

On September 7, 2022, we received a letter from the Nasdaq Staff notifying us that for the last 30 consecutive business days, our minimum market value of listed securities (“MVLS”) was below the minimum of $50 million required for continued listing on The Nasdaq Global Market pursuant to Nasdaq listing rule 5450(b)(2)(A). The notice had no immediate effect on the listing of our common stock or warrants. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has 180 calendar days, or until March 6, 2023, to regain compliance. The notice states that to regain compliance, the Company’s MVLS must close at $50 million or more for a minimum of ten consecutive business days during the compliance period ending March 6, 2023. On March 7, 2023, we received formal notice from the Nasdaq Staff indicating that we continued to be non-compliant with the MVLS requirement and that our common stock and public warrants were subject to delisting unless the Company timely requests a hearing before the Panel. The Company timely requested a hearing before the Panel, and on May 8, 2023, the Panel granted the Company’s request to transfer the listing of its common stock and public warrants to the Nasdaq Capital Market effective at the open of business on May 10, 2023.

On December 20, 2022, we received a letter from the Nasdaq Staff providing notification that, for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below the $1.00 per share minimum bid price requirement for continued listing under Nasdaq Listing Rule 5450(a)(1). The notice had no immediate effect on the listing of the Company’s common stock or public warrants. In accordance with Nasdaq Listing Rule 5810(c)(3)(A) the Company has been provided an initial period of 180 calendar days, or until June 19, 2023 to regain compliance with the minimum bid requirement. To regain compliance, the closing bid price of the Company’s common stock must be $1.00 per share or higher for a minimum of 10 consecutive business days any time before June 19, 2023, unless Nasdaq exercises its discretion to extend this 10-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). If the Company does not regain compliance by June 19, 2023, the Company may be eligible for an additional 180 calendar days compliance period. On June 21, 2023, we received formal notice from the Nasdaq Staff indicating that, based upon the Company’s continued non-compliance with the minimum bid requirement, the deficiency could serve as an additional basis for the delisting of the Company’s securities from Nasdaq. As mentioned above, the Company previously presented its plan to regain compliance with the minimum bid requirement at a hearing before the Panel, subsequent to which the Panel transferred the Company’s listing to The Nasdaq Capital Market tier and granted the Company an extension through September 5, 2023, to evidence compliance with the minimum bid requirement. To qualify, the Company would need to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split if necessary.

There can be no assurance that we will regain compliance with the requirements for listing our common stock and/or public warrants on Nasdaq. If we are unable to satisfy the Nasdaq criteria for continued listing, our common stock and/or public warrants would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock and/or public warrants; reducing the number of investors willing to hold or acquire our common stock and/or public warrants, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of us; and limiting our ability to issue additional securities or obtain additional financing in the future. In addition, delisting from Nasdaq may negatively impact our reputation and, consequently, our business.

We are and may become involved in litigation that may materially adversely affect us.

We have been and continue to be subject to litigation, and may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including patent, commercial, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. We are currently involved in litigation related to the Settlement Agreement and the License Agreement. See “Part II – Other Information – Item 1. Legal Proceedings” and "Litigation" under Note 17, "Commitments and Contingencies" to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Legal proceedings may result in significant defense costs and potentially significant judgments against us, some of which we are not, or cannot be, insured against. Legal proceedings may also be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. We generally intend to defend ourselves vigorously. However, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having a material adverse effect on our business, financial condition, results of operations, cash flow, and per share trading price of our common stock. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and adversely impact our ability to attract directors and officers.

In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our results of operations. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements, such as the Settlement Agreement. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Pursuant to SpringBig Holdings, Inc. 2022 Amended and Restated Long-Term Incentive Plan (the “Incentive Plan”), we are authorized to grant options and other share-based awards to our employees, directors and consultants. The number of shares of our common stock initially reserved for issuance under the Incentive Plan was 1,525,175. At our Annual Meeting of Stockholders held on June 13, 2023, our stockholders approved an amendment to the Incentive Plan, which among other things, added an automatic annual increase in the number of shares authorized for issuance of up to 5% of the number of shares of our common stock issued and outstanding on December 31 of the immediately preceding calendar year, beginning with the fiscal year ending December 31, 2023; provided that the annual increase with respect to the fiscal year ending December 31, 2023, which is 1,332,986 shares of common stock, took effect on the first business day following the date of stockholder approval of the Amended Plan proposal, which was June 14, 2023. We may seek shareholder approval to increase this amount from time to time. Shares subject to stock awards granted under the Incentive Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the Incentive Plan.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed/Furnished Herewith	SEC File #
3.1	Certificate of Incorporation of SpringBig Holdings, Inc.	10-K	3.1	March 28, 2023		001-40049
3.2	By-Laws of SpringBig Holdings, Inc.	10-K	3.2	March 28, 2023		001-40049
10.1	SpringBig Holdings, Inc. 2022 Amended and Restated Long-Term Incentive Plan.	DEF 14A	Appendix B	April 28, 2023		001-40049
10.2	Amendment No. 3 to Purchase Agreement, dated May 24, 2023, by and between SpringBig Holdings, Inc. and L1 Capital Global Opportunities Master Fund.of Incorporation.	8-K	10.1	May 25, 2023		001-40049
10.3	Amendment No. 4 to Purchase Agreement, dated May 25, 2023, by and between SpringBig Holdings, Inc. and L1 Capital Global Opportunities Master Fund.	8-K	10.1	May 26, 2023		001-40049
10.4	Form of Securities Purchase Agreement.	S-1/A	10.15	May 25, 2023		333-271353
10.5	Form of Placement Agency Agreement.	S-1/A	10.16	May 25, 2023		333-271353
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
33.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				**
33.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				**
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SpringBig Holdings, Inc

By:	/s/ Jeffrey Harris
Name:	Jeffrey Harris
Title:	Chief Executive Officer
(Principal Executive Officer)
Date:	August 10, 2023

By:	/s/ Paul Sykes
Name:	Paul Sykes
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	August 10, 2023