Form 10-K
period 2023-12-31
SpringBig Holdings, Inc.
filed 2024-04-01
CIK 1801602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to

Commission file number 001-40049

SPRINGBIG HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	88-2789488
(State or other jurisdiction of incorporation)	(I.R.S Employer Identification No.)

621 NW 53rd Street
Ste. 500
Boca Raton,	Florida	33487
(Address of principal executive offices)		(zip code)

Registrant’s telephone number, including area code (800) 772-9172

Securities registered pursuant to Section 12(b) of the Act: Common stock, $0.0001 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes    No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Exchange on June 30, 2023, was $18.2 million.

As of March 27, 2024, there were 45,594,864 shares of common stock, $0.0001 par value issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual
Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

SPRINGBIG HOLDINGS, INC.
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
“Nasdaq” are to The Nasdaq Stock Market LLC;
“Notes Purchase Agreement” are to that certain securities purchase agreement, dated January 23, 2024, between the Company and Shalcor Management, Inc and other Purchasers (the “Investors”), pursuant to which the Company agreed to sell a total of $5.4 million of 8% Senior Secured Convertible Notes due 2026 (the “Convertible Notes”), in a private placement.
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
•We face competition in marketing and advertising services available to our clients, and we expect competition to further intensify as the cannabis industry continues to evolve.
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

•Our obligations to the holder of the Convertible Notes are secured by a security interest in substantially all of our assets, so if we default on those obligations, the noteholders could foreclose on, liquidate and/or take possession of our assets. If that were to happen, we could be forced to curtail, or even to cease, our operations. The Convertible Notes also restricts our ability obtain additional debt and equity financing, which may restrict our ability to grow and finance our operations.
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
•We may amend the terms of our public warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of common stock purchasable upon exercise of a warrant could be decreased, all without the approval of all security holders.

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

Since our inception in 2016, we have leveraged our deep expertise in loyalty marketing to develop solutions that address the key challenges faced by retailers and brands, including those in the cannabis industry. Stringent, complex, and rapidly evolving regulations have resulted in restricted access to traditional marketing channels for cannabis retailers and brands, preventing them from utilizing many traditional methods for effectively accessing and engaging with consumers. In addition, the lack of industry-specific data and market intelligence solutions limit cannabis retailers’ and brands’ ability to efficiently market their products, thereby hindering their growth. Our platform enables our clients to increase brand awareness, engage customers, improve retention, and access actionable consumer feedback data to improve marketing. Our clients can use our loyalty marketing, digital communications, and text/email/push marketing solutions to drive new customer acquisition, customer spend and retail foot traffic. Our proven business-to-business-to-customer (“B2B2C”) software platform creates powerful network effects between retailers and brands and provides an ability for both to connect directly with consumers. As retailers and brand scale, a virtuous cycle is created, ultimately expanding SpringBig’s reach, strengthening our value proposition. In addition, our platform enables clients to offer consumers a paid-for premium loyalty tier and facilitates the use of prepaid gift cards within the loyalty wallet as a method of payment.

Today, we serve approximately 1,300 brand and retailer clients across approximately 2,600 distinct retail locations in North America. Our clients distribute in excess of 2.3 billion messages annually, and in the last year more than $7.8 billion of gross merchandise value (“GMV”) was accounted for by our clients utilizing our platform. SpringBig has successfully grown its revenue at a rapid pace, from $5.7 million in 2019 to $28.1 million in 2023. We have an excellent track record of securing and retaining our clients with our value proposition.

We believe SpringBig is well positioned to continue to be a leading software platform for cannabis retailers and brands by providing data-driven loyalty and marketing solutions to enhance a frictionless consumer buying experience.

What SpringBig Does

We have developed and commercialized a comprehensive suite of Software-as-a-Service (“SaaS”) solutions for our retailer and brand clients (who we refer to as “clients” and their end-user customers as “customers” or “consumers”).

Through their subscriptions, our retail clients have access to in-depth campaign data, robust analytics, and actionable feedback and summaries to help inform their business decisions and maximize customer engagement and retention. When a client subscribes to our platform, we charge affordable initial set-up fees and the majority of our revenue is derived from a monthly recurring subscription fee. Typically, our subscription agreements extend for twelve months, and unless terminated in accordance with their terms, generally renew for subsequent and recurring twelve-month periods. Our client subscriptions cover access to our platform as well as messaging services.

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

Secondly, we also generate revenue by empowering brands with direct access to consumers via our brands platform. Our recently introduced brands platform allows brands to advertise and engage cannabis consumers, drive brand awareness, acquire VIP customers with high lifetime value, and access detailed reporting insights into essential campaign attribution metrics. Pricing for the brands platform is either structured on a bulk-pay basis or as a monthly subscription.

Thirdly, we also generate revenue when our clients utilize the paid-for premium loyalty tier in our platform through a revenue sharing arrangement with our client whereby SpringBig receives a proportion of the subscription paid by consumers; and generate revenue on prepaid gift cards, which is calculated as a proportion of the value of the gift card amount.

Industry Overview

We operate within the large and expanding cannabis retail market in the United States and Canada. Cannabis is one of the fastest emerging consumer end markets in the U.S, and it is expected to grow from $20 billion in 2020 to in excess of $40 billion by 2025, representing a compound annual growth in excess of 15%. Currently, 38 states plus the District of Columbia have legalized medical cannabis, and 24 states plus the District of Columbia have legalized adult-use cannabis. While there is generally a lag period between the time a market adopts legislation permitting either medical or adult cannabis use and significant revenue generation by SpringBig, states that have recently enacted legalization measures, such as New York and New Jersey, are expected to contribute significant additional sales growth to the market by 2025 when they are expected to be fully operational. Further momentum from the legislative and regulatory changes is expected to drive expansion of the total addressable market as more states continue to legalize cannabis for adult-use and medical use. We operate in all states that have legalized cannabis in some form (be it adult-use or medical), and we plan to be a first-mover in future new markets. Additional tailwinds such as a decrease in raw material costs, intensifying competition amongst cannabis retailers and brands, and increased marketing spends by clients are also expected to contribute to the expansion of our total addressable market as customer engagement and retention will become ever more critical for cannabis retailers and brands to succeed.

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

Key Challenges

The stringent and evolving regulations, which vary state-by-state, restrict retailers’ and brands’ abilities to engage with customers, currently present significant challenges to their marketing efforts. In addition, these retailers and brands lack access to actionable data and analytics tools to market their products to customers efficiently.

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

We provide retailers with the analytics infrastructure to make data actionable. Our data solutions are purpose-built for the cannabis industry and enable our clients to leverage data to more effectively market their products to consumers. Through our integrations with 27 point of sale (“POS”) providers, 4 major cannabis e-commerce providers and other data providers, our platform offers robust consumer purchasing and marketing feedback data to allow our customers to take direct marketing and promotional actions. These commercial relationships take varying forms, depending on the relationship, including licensing and referral arrangements.

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

Our Retail Offering

We serve in excess of 1,300 retailers in approximately 2,600 distinct locations providing them with a comprehensive suite of tools needed to attract customers, market products, and analyze key data. We are entrenched with many of the leading multi-state operators which allows us to capture the “enterprise” customer base, while also being equally suited to the smaller cannabis retail operators.

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

An important component of our platform is digital message marketing, which allows clients to send promotions to existing customers via text, email or push notifications directly into a mobile app. Our digital messaging platform offers a variety of features, including multiple customer segmentations, which automatically groups customers into segments based on their preferences and purchase behavior. Retailers also have access to the “autoconnects” feature, which allows them to easily leverage customer data and send messages directly to consumers based on certain actions and also includes functionality to help clients avoid missed opportunities to send text messages. We also provide an e-signature app, designed to accommodate a proper ‘double opt-in’ procedure, through both implied and expressed consent, to facilitate compliance with the TCPA, FCC, and Canadian CRTC. Finally, campaign performance analytics provide transparency on deliverability and message opening rates. We utilize proprietary technology to filter out fake phone numbers, burner phones, and landlines. In an environment where communication with cannabis consumers is constrained, text messaging is extremely effective in influencing purchase behavior, while also driving foot traffic and continuing to reach new customers and target markets.

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

Brands aim to materially increase their brand awareness, expand retail partnerships and acquire and retain new customers. The SpringBig brands platform provides brand clients with access to detailed reports that offer valuable insights into essential campaign attribution metrics. There are approximately 6,700 existing cannabis brands in the U.S., and this early-stage initiative represents a significant future growth opportunity for us. Our marketing database with over 35 million consumers is a highly-differentiated SpringBig asset that powers cannabis brands in driving brand recognition and promoting awareness.

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

Our Competitive Strengths

We believe that we are a leading provider of customer loyalty and marketing automation solutions to cannabis retailers and brands, and our key competitive strengths are the following:

We are a leading direct-to-consumer marketing and customer loyalty platform in the cannabis industry. We are the largest loyalty & marketing automation provider in the cannabis space with over 35 million consumers enrolled in our platform, and over 1,300 retailer and brand customers with approximately 2,600 discrete retail locations. We started serving the cannabis market in 2016 and were a pioneer in providing SMS marketing solutions to cannabis retailers. As we expanded our customer base, platform and solutions, we now serve approximately one-third of all retail locations in the United States. We partner with many of the leading multi-state-operators (“MSOs”). We believe that our differentiated suite of solutions and deep understanding of customer needs will enable us to expand our leadership position as we grow into existing and new markets and expand our offering.

We have a diverse geographic footprint, with operations in all states that have legalized cannabis in some form. We believe that our broader geographic footprint, scope of operations, and established position in the industry all support our efforts to be a first mover in future new markets and also may make it more difficult, time-intensive and costly for competitors to replicate.

We provide critical value to our customers. Loyalty and messaging are critical for cannabis retailers and brands to directly engage, connect, and retain their customer base. Our suite of solutions is designed to enable our customers to engage with their consumers in an efficient way, sustainably driving customer retention, acquisition, spend and foot-traffic. On average, our clients are able to recover the cost of their monthly subscription for the SpringBig platform within a couple of days of utilizing our offerings each month. In addition, we have successfully integrated with 27 of the industry’s leading POS systems, which enables us to collect and analyze consumer data and feedback, providing our clients with actionable insights for marketing purposes, and we have also completed our initial POS system integration outside of the cannabis industry.

In addition to the value provided through our platform, we believe that the quality of our client service and our responsiveness to clients provides us with a competitive advantage. Management believes that our established presence in the industry and personal one-on-one service philosophy enhances our ability to compete favorably in attracting and retaining clients.

We have a deep expertise of marketing regulation in the cannabis industry and the challenges faced by our clients. We entered the cannabis market in 2016 and have leveraged our management’s expertise in loyalty programs and marketing automation from other sectors to solve the challenges faced by cannabis retailers and brands to engage with their customers and increase retention. We have designed specific campaign and communication solutions that comply with cannabis regulation and are rapidly implementable by our clients as they expand in the high growth and highly competitive cannabis industry. We are highly differentiated from our competitors in several ways. We have integrations with 27 POS providers in the cannabis market, and these integrations allow our clients to offer their consumers a seamless experience for points redemption and loyalty program enrollment. Additionally, we have invested, and continue to invest significantly in ensuring we have a robust, scalable business, with a particular emphasis on client success and engineering. While SpringBig does not obtain customers on behalf of our clients, our client success organization services each client from contract signing throughout their life with SpringBig, providing onboarding services, and on-going education and support. This team is also responsible for guiding our clients through the ever-changing regulatory environment. Our engineering team, primarily based in the U.S., is constantly working to enhance the platform with the addition of new features and functionality at a regular cadence to ensure we remain significantly ahead of our competitors in this regard.

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

Our Growth Strategies

Our goal is to become the leading SaaS software platform to cannabis retailers and brands, providing data-driven loyalty, marketing and consumer buying experience solutions throughout the U.S. and Canada and to expand into other regulated markets.. In order to achieve our goal, we plan to implement the following organic and M&A growth strategies along with expanding in keeping with the changing regulatory landscape in the U.S.

As of today, we service approximately 1,300 retailer and brand clients with approximately 2,600 retail locations, which is comprised of many of the largest multi-state cannabis companies and a significant number of single-state operators. Our excellent reputation in the cannabis market and comprehensive solutions offering provide us with the opportunity to expand our footprint and grow these accounts via up-selling and cross-selling. We grow alongside our clients via a “flywheel” effect as we benefit from the growth of their businesses and expansion of their customer base, which is, in turn, enabled by their use of our platform. We have a track record of using our comprehensive product offerings and results-driven proposition to grow our relationships with clients and drive revenue.

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

New Features and Functionality

We intend to continue investing in and develop our technology capabilities to offer our clients more advanced and comprehensive solutions. This will help enable us to extend our platform beyond our core offering which presents significant upsell opportunities. The introduction during 2023 of a paid-for premium loyalty tier is an example of such opportunities.

Monetization of GMV

Approximately $7.8 billion of GMV is currently processed by the retailers that are on our platform. Through our entrenched position with retailers delivering mission critical messaging and loyalty solutions, we believe we are well-positioned to monetize a portion of GMV through payments and reward points. We plan to capture a portion of this spend through the SpringBig rewards wallet solution that our current clients utilize to manage their rewards program and have recently introduced a gift card payment option. Additionally, with over 35 million consumers and 27 POS integrations, we have access to a wealth of data that drive our proprietary insights. While these integrations assist in our ability to offer feedback to our customers, these commercial relationships do not represent a material amount of SpringBig’s revenues, constitute a material amount of shared revenue, or constitute a material distribution source for SpringBig. However, we believe there is a path to monetize this data and create new revenue opportunities.

Brands

We expect brand revenue to drive a significant part of our growth going forward, and we are focused on capturing a portion of the over 6,700 brands that are in the cannabis space today. We rolled out the SpringBig brands offering in 2020, which has allowed us to grow spend across our client base. As the cannabis industry matures, we believe the continued proliferation of branded products will meaningfully drive their sales and marketing spend to the cannabis industry, with a trajectory that will surpass that of retailers in the future. As brands grow in scale and become nationally recognizable, we are well positioned to capture a significant share of the communication, engagement and loyalty dollars spent by brands and therefore Brands clients will start to represent a more significant proportion of SpringBig’s total revenue.

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

Sales

Our sales team is primarily based out of our Boca Raton, Florida headquarters with additional team members in our Canadian office in Toronto, Ontario and client services support staff at both these locations and in Seattle, Washington to assist new and existing clients. As of December 31, 2023, of the 83 people we employed, 38 individuals focused exclusively on selling and client service. Our sales force is well versed in our offerings, including consumer facing, retailer platform, and brand platform products.

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

Revenue Concentration

We have a diversified client base of approximately 1,300 clients with approximately 2,600 retail locations. No single client accounted for more than 14% of revenue for the year ended December 31, 2023, and 11% of revenue for the year ended December 31, 2022. Our top 10 clients accounted for 34% and 27% of total revenue over the same periods. In addition, our revenue is well-diversified across the U.S. and Canada. No single state or province generated more than 15% our revenue for the years ended December 31, 2023 and December 31, 2022.

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

We have an ongoing trademark and service mark registration program pursuant to which we register our brand names in the United States. As of December 31, 2023, we have been issued trademark registrations in the United States, covering among other marks, “SpringBig.”

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

Employees and Human Capital Resources

As of December 31, 2023, we had 83 full-time employees, including employees focused on engineering, client success, corporate development, brands, digital message and general and administrative and professional services. We also engage independent contractors to supplement our permanent workforce. 73 employees are located in the United States and 10 employees are located in Canada.

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

Our principal executive office is located at 621 NW 53rd Street, Suite 500, Boca Raton, Florida 33487. Our telephone number is (800) 772-9172. Our website address is www.springbig.com. Information contained on our website is not a part of this prospectus, and the inclusion of our website address in this prospectus is an inactive textual reference only.

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

Additionally, we may incur increased expenditures which may not result in additional revenue or the growth of our business. If we fail to continue to grow revenue or to sustain profitability, the market price of our securities could decline, and our business, operating results and financial condition could be adversely affected.

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

SpringBig is an early-stage company with a history of losses. We incurred net losses of $10.2 million and $13.1 million for the years ended December 31, 2023 and December 31, 2022, respectively. In addition, as of December 31, 2023, we had a working capital deficiency of $9.1 million and we may need to raise additional funds to meet our obligations and sustain our operations. SpringBig may not achieve or maintain profitability in the future. We may continue to incur net losses in the future, and such losses may fluctuate significantly from quarter to quarter. We will need to generate and sustain higher revenue for our business generally, and achieve greater scale and generate greater operating cash flows in future periods in order to achieve and maintain profitability.

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

Further, to the extent any law enforcement actions require us to respond to subpoenas, or undergo search warrants, for client records, cannabis businesses could elect to cease using our products and services. Until the U.S. federal government changes the laws with respect to cannabis, described below under the caption “Cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability to execute our business plan,” to apply to all state cannabis programs, U.S. federal authorities could more strictly enforce current federal prohibitions and restrictions. An increase in federal enforcement against companies licensed under state cannabis laws could negatively impact the state cannabis industries and, in turn, our business, operating results, financial condition, brand and reputation.

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

Expansion of our business is dependent on the continued legalization of cannabis and its sale through regulated cannabis distributed channels.

Expansion of our business is, in part, dependent upon continued legislative authorization, including by voter initiatives and referenda, of cannabis in various jurisdictions worldwide, including the legalization of recreational and medical use cannabis. Any number of factors could slow, halt, or even reverse progress in this area. Progress for the industry, while encouraging, is not assured. While there may be ample public support for legislative action in a particular jurisdiction, numerous factors could impact the legislative process, including lobbying efforts by opposing stakeholders as well as legislators’ disagreements about how to legalize cannabis as well as the interpretation, implementation, and enforcement of applicable laws or regulations. Further, our clients face substantial competition from unlicensed cannabis operators selling cannabis on the illicit market, as well as the growth of psychoactive hemp products which are proliferating in response to a loophole in the 2018 Farm Bill, both of which are sold outside the regulated cannabis distribution channels utilized by our client base.

Any one of these factors could slow or halt the legalization of cannabis, or create substantial competition for the regulated cannabis industry, which would negatively impact our ability to expand our business. Additionally, the expansion of our business also depends on jurisdictions in which cannabis is currently legalized not narrowing, limiting or repealing existing laws legalizing and regulating cannabis, or altering the regulatory landscape in a way that diminishes the viability of cannabis businesses in those jurisdictions.

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

Our future success depends on our ability to recruit, train, retain and motivate key personnel, including our CEO, Jeffrey Harris, our CFO, Paul Sykes, and certain other key members of management. Competition for qualified personnel in the technology industry is intense. Additionally, we face challenges in attracting, retaining and motivating highly qualified personnel due to our relationship to the cannabis industry, which is rapidly evolving and has varying levels of social acceptance. Any failure to attract, train, retain and motivate qualified personnel could materially harm our operating results and growth prospects.

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

We have experienced increased spending in connection with growing our sales, service and marketing operation and we expect to incur higher sales and marketing expenses, which could adversely affect our business and operating results.

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

We may become subject to DdoS attacks, a technique used by hackers to take an internet service offline by overloading its servers. In addition, ransomware attacks against businesses of all sizes are becoming increasingly common. Further, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Our platform may be subject to DdoS, ransomware or other cybersecurity attacks in the future and we cannot guarantee that applicable recovery systems, security protocols, network protection mechanisms and other procedures are or will be adequate to prevent network and service interruption, system failure or data loss. Moreover, our platform could be breached if vulnerabilities in our platform are exploited by unauthorized third parties or others. Techniques used to obtain unauthorized access change frequently, and the size of DdoS attacks and the number and types of ransomware attacks are increasing. As a result, we may be unable to implement adequate preventative measures or stop such attacks while they are occurring. A DdoS attack, ransomware attack or security breach could delay or interrupt service to our clients and consumers and may deter the utilization of our platform.

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

Our obligations to the holders of the Convertible Notes are secured by a security interest in substantially all of our assets, so if we default on those obligations, the noteholder could foreclose on, liquidate and/or take possession of our assets. If that were to happen, we could be forced to curtail, or even to cease, our operations.

On January 23, 2024, the Company entered into the Notes Purchase Agreement with the Investors, pursuant to which the Company issued the Convertible Notes. Simultaneously, SpringBig, Inc. entered into a guaranty agreement to guarantee the Company’s obligations under the Convertible Notes and the Company and SpringBig, Inc. entered into a security agreement, pursuant to which the Investors were granted a security interest in all the assets of the Company and SpringBig, Inc. to secure repayment of amounts due under the Convertible Notes. As a result, if we default on our obligations under the Convertible Notes, the Investors could foreclose on its security interests and liquidate or take possession of some or all of the assets of the Company, SpringBig, Inc. and its subsidiaries, which would harm our business, financial condition and results of operations and could require us to curtail, or even to cease our operations.

Our notes and related agreements restrict our ability to obtain additional debt and equity financing which may restrict our ability to grow and finance our operations and, further.

The agreements related to the sale of the Convertible Notes contain a number of restrictive covenants that may impose significant operating and financial restrictions on us while Convertible Notes remain outstanding or unless the restrictions are waived by consent of each noteholder, including restrictions on our ability to incur additional indebtedness and guarantee indebtedness; incur liens or allow mortgages or other encumbrances; prepay, redeem, or repurchase certain other debt; pay dividends or make other distributions or repurchase or redeem our capital stock; sell assets or enter into or effect certain other transactions (including a reorganization, consolidation, dissolution or similar transaction or selling, leasing, licensing, transferring or otherwise disposing of assets of the Company or its subsidiaries); and adopt certain amendments to our governing documents, among other restrictions. A breach of the covenants or restrictions under the agreements governing our indebtedness could result in an event of default under these agreements. As a result of these restrictions, we may be limited in how we conduct our business, unable to raise additional debt financing to operate during general economic or business downturns and/or unable to compete effectively or to take advantage of new business opportunities.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations and rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

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

As of December 31, 2023, SpringBig had approximately $23.1 million of U.S. federal net operating loss carryforwards available to reduce future taxable income, which can be carried forward indefinitely. The Tax Cuts and Jobs Act (the “Tax Act”) included a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017 and the elimination of carrybacks of net operating losses. In addition, net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. If SpringBig has experienced an ownership change at any time since its incorporation, SpringBig may already be subject to limitations on its ability to utilize its existing net operating loss carryforwards and other tax attributes to offset taxable income or tax liability. In addition, the business combination, and future changes in SpringBig’s stock ownership, which may be outside of SpringBig’s control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit SpringBig’s use of accumulated state tax attributes. As a result, even if SpringBig earns net taxable income in the future, its ability to use its pre-change net operating loss carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to SpringBig.

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

On October 6, 2022, the Biden Administration issued an Executive Order which, in part, directed the Secretary of Health and Human Services to begin the administrative process of reviewing the scheduling of cannabis under the Controlled Substances Act. On August 29, 2023, in response to President Biden’s Executive Order, the U.S. Department of Health and Human Services (“HHS”) provided a formal recommendation to the U.S. Drug Enforcement Agency (“DEA”) to reclassify cannabis from Schedule I to Schedule III based on its scientific findings and medical evaluation. The DEA, which has the final authority to schedule or reschedule a drug, has yet to issue a decision on the recommendation,

On September 27, 2023, the U.S. Senate Banking Committee passed the SAFER Banking Act on a bipartisan vote of 14-9, which would shield banks from enforcement of federal anti-money laundering statutes for offering services to state-legal cannabis businesses. While various versions of the bill have passed the U.S. House of Representatives under prior leadership, the passage in the U.S. Senate Banking Committee marks the first time the U.S. Senate has acted to reform cannabis banking. It remains unclear whether the bill will pass the full U.S. Senate or the U.S. House of Representatives.

Industry observers are hopeful that the current U.S. political environment will increase the chances of federal cannabis policy reform. However, we cannot provide assurances about the content, timing or chances of executive action to reschedule cannabis or the passage of a bill legalizing cannabis or liberalizing cannabis regulations. Accordingly, we cannot predict the timing of any change in federal law or possible changes in federal enforcement. In the event that the federal government were to reverse its long-standing hands-off approach to the state legal cannabis markets and start more broadly enforcing federal law regarding cannabis, we would likely be unable to execute our business plan, and our business and financial results would be adversely affected.

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

We do not sell cannabis, or products that contain cannabis; accordingly, our company is not part of the cannabis industry that would be restricted from using federal and federally insured banks. However, because of the fact that our revenue is generated largely from companies licensed as operators in the cannabis industry, banks have and may continue to consider us to be part of the cannabis industry that is subject to banking restrictions. If we were to lose any of our banking relationships or fail to secure additional banking relationships in the future, we could experience difficulty and incur increased costs in the administration of our business, paying our employees, accepting payments from clients, each of which may adversely affect our reputation or results of operations. Additionally, the closure of many or one of our bank accounts due to a bank’s reluctance to provide services to a business working with state legal cannabis businesses would require significant management attention from SpringBig and could materially adversely affect our business and operations. In addition to banks and financial institutions, merchant processors may take a similar view of the risks of working with SpringBig since we provide services to cannabis businesses, and loss of any of our merchant processor relationships could have similar results. Moreover, in July of 2023, Mastercard directed U.S. financial institutions to prohibit the purchase of cannabis on its debt card network and Visa reportedly prohibits the use of cashless ATMs to process transactions involving cannabis on its network.

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

Section 280E of the Code does not allow any deduction or credit for any amount paid or incurred during the taxable year in carrying on business, other than costs of goods sold, if the business (or the activities which comprise the trade or business) consists of trafficking in controlled substances (within the meaning of Schedules I and II of the CSA). The IRS has applied this provision to cannabis operations, prohibiting them from deducting expenses associated with cannabis businesses beyond costs of goods sold and asserting assessments and penalties for additional taxes owed. Section 280E of the Code may have a lesser impact on cannabis cultivation and manufacturing operations than on sales operations, which directly affects our suppliers, who are cannabis retailers and brands. However, Section 280E of the Code and related IRS enforcement activity have had a significant impact on the operations of all cannabis companies. While Section 280E of the Code does not directly affect SpringBig, it lowers SpringBig’s clients’ profitability, and could result in decreased demand or higher price sensitivity for SpringBig’s marketing and customer loyalty services. An otherwise profitable cannabis business may operate at a loss after taking into account its U.S. income tax expenses. This affects SpringBig because SpringBig’s sales and operating results could be adversely affected if SpringBig’s clients decrease their marketing budgets and are operating on lower profit margins as a result of unfavorable treatment by the Code. While HHS’s recommendation to reschedule cannabis from Schedule I to Schedule III would remove the Section 280E, there is no guarantee that the DEA will accept its recommendation, or if it does, that rulemaking or litigation will not slow down rescheduling, and thus the applicability of Section 280E.

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

The MORE Act, which was introduced in the U.S. House of Representatives and the U.S. Senate in 2019, and passed by the House in 2020 and 2021, would remove marijuana from the CSA, which would effectively carve out state-legal cannabis businesses from Section 280E of the Code and allow for interstate commerce of cannabis. However, the MORE Act would impose two new taxes on cannabis businesses: an excise tax measured by the value of certain cannabis products and an occupational tax assessed on the enterprises engaging in cannabis production and sales. Although these novel tax provisions are included in the MORE Act passed by the House of Representatives, it is challenging to predict whether, when and in what form the MORE Act could be enacted into law and how any such legislation would affect the activities of SpringBig. Similarly, the recently introduced States Reform Act would also effectively carve out state-legal cannabis businesses from Section 280E of the Code and permit interstate commerce but at the same time impose a new excise tax on cannabis businesses (albeit at a lower rate than the proposed MORE Act).

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

Risks Related to Our Securities and Certain Tax Matters

Our common stock is quoted on the OTCQX® Best Market, a trading platform of OTC Markets Group, instead of a national exchange or quotation system. Accordingly, our investors may experience significant volatility in the market price of our stock and have difficulty selling their shares.

Our common stock is currently quoted on the OTCQX® Best Market, a trading platform of OTC Markets Group, under the ticker symbol “SBIG.” The OTC Markets Group is a regulated quotation service that displays real-time quotes, last sale prices, and volume limitations in over-the-counter securities. Trading in shares quoted on an OTC Markets Group trading platform is often thin and characterized by volatility in trading prices. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. As a result, there may be wide fluctuations in the market price of the shares of our Common Stock for reasons unrelated to operating performance, and this volatility, when it occurs, may have a negative effect on the market price for our securities. Moreover, the OTC Markets Group is not a national stock exchange, and trading of securities on one of its trading platforms is often more sporadic than the trading of securities listed on a national quotation system or stock exchange. Accordingly, our stockholders may not be able to realize a fair price from their securities when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves, and as a result of our quotation for trading on the OTCQX® Best Market, we may be negatively impacted in our ability to raise equity financing, be limited in our ability to issue additional securities or obtain additional financing in the future, and may face negative impacts on our reputation and, consequently, our business.

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
•sales of substantial amounts of our shares of common stock by the Company, the Investors or our directors, executive officers or significant shareholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rates, fuel prices, inflation, international currency fluctuations and acts of war or terrorism.

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

The issuance of our shares of common stock in connection with the Convertible Notes or that may otherwise be issued and/or sold by the Company or selling securityholders, could cause substantial dilution, which could materially affect the trading price of our shares of common stock.

To the extent that the Convertible Notes are converted into or exercised for shares of common stock, substantial amounts of our shares of common stock will be issued. Although we cannot predict the number of our shares of common stock that will actually be issued in connection with any such conversions and/or sales, such issuances could result in substantial decreases to our stock price.

A significant portion of our total outstanding shares may be sold into the market at any time. This could cause the market price of our shares of common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of common stock in the public market could occur at any time as a result of issuances and resales of shares of common stock including shares subject to the Convertible Notes and our public and private warrants, as well as the resale of shares of common stock by other holders, and pursuant to the Company’s equity incentive plan. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our shares of common stock.

Sales of our shares of common stock, or the perception of such sales, including by selling securityholders in the public market or otherwise could cause the market price for our shares of common stock to decline the securityholders selling such securities may still receive significant proceeds.

The sale of our shares of common stock in the public market or otherwise, or the perception that such sales could occur, could harm the prevailing market price of our shares of common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that it deems appropriate. Institutional investors and our founder that collectively beneficially own in excess of 50% of the Company’s outstanding shares in the aggregate will be able to resell their shares for so long as a registration statement is available for use. Resales of our shares of common stock may cause the market price of our securities to drop significantly, regardless of the performance of our business.

We have filed registration statements relating to the resale of a large number of shares of common stock representing a large percentage of our public float pursuant to securities held by certain existing shareholders for which such securityholders have registration rights. As such, sales of a substantial number of shares of common stock in the public market could occur at any time. Given the substantial number of shares of common stock being registered for potential resale or the perception in the market that the stockholders of a large number of shares intend to sell shares, could increase the volatility of the market price of our common stock or result in a significant decline in the public trading price of our common stock. Further, certain shares of our common stock that are being registered for resale include shares that were purchased at prices that may be significantly below the trading price of our shares of common stock and the sale of which would result in such selling securityholders realizing a significant gain. Even if our trading price remains low, certain selling securityholders may still have an incentive to sell shares of our common stock because they purchased the shares at prices lower than the public investors or the current trading price of our common stock. Public holders of our shares of common stock may not experience a similar rate of return on their shares.

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

We may amend the terms of our public warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of common stock purchasable upon exercise of a warrant could be decreased, all without the approval of all securityholders.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC. Our management and other personnel have and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and made some activities more time-consuming and costly. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance and forced us to accept reduced policy limits. We cannot predict or estimate the amount or timing of additional costs we have and will continue to incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as executive officers.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

The Company recognizes the critical importance of developing, implementing, and maintaining cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of data we produce and collect. We maintain a comprehensive process for identifying, assessing, and managing material risks from cybersecurity threats as part of our broader risk management system and processes. We obtain input, as appropriate, for our cybersecurity risk management program on the security industry and threat trends from external experts. Our executive leadership team is responsible for our overall enterprise risk management system and processes and regularly consider cybersecurity risks in the context of other material risks to the company.

We consult with outside counsel as appropriate, including on materiality analysis and disclosure matters, and our senior management makes the final materiality determinations and disclosure and other compliance decisions. Our management apprises our independent public accounting firm of matters and any relevant developments.

The Audit Committee has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks, and it reports any findings and recommendations, as appropriate, to the full Board for consideration. Senior management regularly discusses cyber risks and trends and, should they arise, any material incidents with the Audit Committee.

Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Item 1A Risk Factors of this Annual Report on Form 10-K.

Item 2. Properties

Our corporate headquarters is located in Boca Raton, Florida pursuant to a lease that expires in March 2032. In addition, SpringBig leases office space in Seattle, Washington and Toronto, Ontario.

We believe that our current facilities are adequate to meet our ongoing needs. However, from time to time we may evaluate additional or substitute office spaces. We believe that we will be able to obtain additional facilities, as needed, on commercially reasonable terms.

Item 3. Legal Proceedings

For a description of developments to legal proceedings during the year ended December 31, 2023, see "Litigation" under Note 16, "Commitments and Contingencies" to our consolidated financial statements.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases Of Equity Securities

Market Information

Our common stock is quoted for trading on the OTCQX® Best Market and warrants, each exercisable for one share of our common stock at an exercise price of $11.50 per share, are quoted for trading on OTC Pink Market, under the symbols “SBIG” and SBIGW,” respectively. As of March 27, 2024, there were 42 holders of record of our common stock, and this number was derived from our shareholder records and does not include The Depository Trust Company participants or beneficial owners holding shares through nominee names.

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

Sales of Unregistered Securities

On June 15, October 12, and December 29, 2023, we issued 954,889, 575,000 and 1,000,000 respectively, shares of our common stock for a total of 2,529,889 shares of our common stock to L1 Capital Global Opportunities Master Fund. We issued the shares as consideration for repayment of a proportion of the amounts payable under the L1 Convertible Notes.

On September 13, 2023, we issued 1,275,000 shares of our common stock to Michael Gross and 425,000 shares of our common stock to Jason Wright. We issued the shares as consideration for settlement of a legal case.

On September 30, 2023, we issued 150,000 shares of our common stock to Doug Stukel and on November 15, 2023, we issued 286,260 shares of our common stock to Michael Faber. We issued the shares as consideration for advisory services.

We issued the foregoing securities in transactions not involving an underwriter and not requiring registration under Section 5 of the Securities Act of 1933, as amended, in reliance on the exemption afforded by Section 4(a)(2) thereof.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plan

The information required under this Item will be contained in the definitive Proxy Statement for our 2024 annual meeting of stockholders (the “Proxy Statement”), incorporated herein by reference.

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

Business Overview

SpringBig is a market-leading software platform providing customer loyalty and marketing automation solutions to retailers and brands. We have leveraged our deep expertise in loyalty marketing to develop solutions that address the key challenges faced by retailers and brands, including those in the cannabis industry. Stringent, complex, and rapidly evolving regulations have resulted in restricted access to traditional marketing and advertising channels for cannabis retailers and brands, preventing them from utilizing many traditional methods for effectively accessing and engaging with consumers. In addition, the lack of industry-specific data and market intelligence solutions limit cannabis retailers' and brands' ability to efficiently market their products, thereby hindering their growth. Our platform enables our clients to increase brand awareness, engage customers, improve retention, and access actionable consumer feedback data to improve marketing. Our clients can use our loyalty marketing, digital communications, and text/email/push marketing solutions to drive new customer acquisition, customer spend and retail foot traffic. Our proven B2B2C software platform creates powerful network effects between retailers and brands and provides an ability for both to connect directly with consumers. As retailers and brand scale, a virtuous cycle amplifies growth, ultimately expanding SpringBig's reach and strengthening our value proposition.

SpringBig serves approximately 1,300 brand and retailer clients across more than 2,600 distinct retail locations in North America. Our clients distribute more than 2.3 billion messages annually, and in the last year more than $7.8 billion of gross merchandise value was accounted for by clients utilizing our platform.

Business Combination and Public Company Cost

On June 14, 2022, SpringBig Holdings, Inc., a Delaware corporation (formerly known as Tuatara Capital Acquisition Corporation), consummated the previously announced business combination of Tuatara and Legacy SpringBig, a Delaware corporation. Pursuant to the merger agreement, prior to the closing of the business combination, Tuatara changed its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. Prior to the closing date, and in connection with the Closing, Tuatara changed its name to SpringBig Holdings, Inc. Legacy SpringBig was deemed to be the accounting acquirer in the business combination based on an analysis of the criteria outlined in Accounting Standards Codification 805. While Tuatara was the legal acquirer in the business combination, because Legacy SpringBig was deemed the accounting acquirer, the historical financial statements of Legacy SpringBig became the historical financial statements of the combined company, upon the Closing.

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

As a consequence of the business combination, Legacy SpringBig became the successor to an SEC-registered and Nasdaq-listed company, which requires us to implement procedures and processes to address public company regulatory requirements and customary practices. On September 5, 2023, SpringBig Holdings, Inc. was delisted from the Nasdaq Capital Market and its common stock is now quoted for trading on the OTCQX® Best Market.

Key Operating and Financial Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following is our analysis for the years ended December 31, 2023 and 2022, in thousands:

	Years Ended December 31,
	2023	2022
Revenue	$28,050	$26,629
Net loss	(10,233)	(13,076)
Adjusted EBITDA	(3,628)	(12,603)

Number of retail clients	1,298	1,319
Net revenue retention	97%	105%
Number of messages (million)	2,388	2,099

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

Net Revenue Retention. We believe that the growth in the use of our platform by our clients is an important metric in evaluating our business and growth. We monitor our dollar-based net revenue retention rate on a rolling basis to track the maintenance of revenue and revenue-increasing activity growth. “Net revenue retention rate” (also referred to as “net dollar retention rate”) does not have a standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies, and further, investors should not consider it in isolation. When evaluating our retention rates and calculating our net revenue retention rate, SpringBig calculates the recurring monthly subscription revenue from retail clients, adjusted for losses, increases and decreases in monthly subscriptions during the prior twelve months divided by the recurring monthly subscription revenue at the start of the trailing twelve-month period.

We view a net revenue retention rate exceeding 100% as positive because this is indicative of increasing subscription revenue without including the impact of the initial recurring revenue from new clients. We believe that we can drive this metric by continuing to focus on existing clients and by revenue-increasing activities, such as client upgrades. Net revenue retention is measured over the twelve-month ending at the reporting date and if the ratio exceeds 100% this is an indication of upgrades from clients exceeding the value of any lost clients and downgrades in subscriptions. The net revenue retention is calculated based on subscription revenues only and does not include the impact of excess use revenue.

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

A reconciliation of net loss before taxes to non-GAAP EBITDA and Adjusted EBITDA is as follows (in thousands):

	Years Ended December 31,
	2023	2022
Net loss	$(10,233)	$(13,076)
Interest income	(24)	(18)
Interest expense	2,247	949
Income tax expense	4	3
Depreciation and amortization expense	272	259

EBITDA	(7,734)	(11,883)

Stock based compensation	821	1,226
Bad debt expense	1,563	1,474
Severance payments	494	188
Other non-recurring, non-operating expenses and asset impairment	512	550
Settlement of litigation, including legal costs	1,050	—
Change in fair value of warrants	(334)	(4,158)

Adjusted EBITDA	$(3,628)	$(12,603)

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

Components of Our Results of Operations

Revenue

SpringBig provides its retail customers with access to an integrated platform that provides all the functions of the Company’s proprietary software, which uses proprietary technology to send text, email, and push messages to the customer’s contacts. This access is provided to customers under a contract, with revenue generated from monthly subscriptions for credits (up to pre-contracted amount) and optional purchases of additional credits.

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

Results of Operations

The following tables set forth our results of operations for the periods indicated:

	Years Ended December 31,
	2023	2022	Increase (decrease)	%
	(in thousands)	(in thousands)	(in thousands)
Revenue	$28,050	$26,629	$1,421	5%
Cost of revenues	6,486	6,701	(215)	(3)%
Gross profit	21,564	19,928	1,636	8%
Operating expenses:
Selling, servicing and marketing	8,278	12,333	(4,055)	(33)%
Technology and software development	8,011	11,353	(3,342)	(29)%
General and administrative	13,615	12,542	1,073	9%
Total operating expenses	29,904	36,228	(6,324)	(17)%
Loss from operations	(8,340)	(16,300)	7,960	(49)%
Interest income	24	18	6	33%
Interest expense	(2,247)	(949)	(1,298)	137%
Change in fair value of warrants	334	4,158	(3,824)	(92)%
Loss before income tax	(10,229)	(13,073)	2,844	(22)%
Income tax expense	4	3	1	nm
Net loss	$(10,233)	$(13,076)	$2,843	(22)%
nm - not meaningful

Revenues. Revenues increased by $1.4 million for the year ended December 31, 2023, a 5% increase compared with the year ended December 31, 2022. Our subscription revenue was $22.2 million for the year ended December 31, 2023 compared with $19.4 million in for the year ended December 31, 2022, representing 14% year over year growth. The excess use revenue declined by 28% year over year from $5.9 million for the year ended December 31, 2022 to $4.2 million for the year ended December 31, 2023, with this decrease being due to the weaker economy and the fact that some prior year excess use revenue has now converted into recurring subscription revenues due to clients upgrading their subscriptions. Our revenue from Brands clients decreased by 4% year over year and was $901,000 for the year ended December 31, 2023, as compared to $940,000 for the year ended December 31, 2022.

Gross Profit. Gross profit increased to $21.6 million for the year ended December 31, 2023 from $19.9 million for the year ended December 31, 2022, representing a 8% increase. The cost of revenue decreased by $0.2 million, representing a 3% reduction, for the year ended December 31, 2023. Our gross margin percentage increased by 2.1% compared with 2022 to 76.9% for the year ended December 31, 2023, due to an increasing proportion of messages being distributed via push notifications directly into mobile apps and by email, both of which have higher margin compared with distribution via text.

Operating Expenses. SpringBig while continuing to prioritize revenue growth has also focused on ensuring expenses are managed in an appropriate manner to ensure we are able to reduce operating losses and start generating operating profits in the near future, while ensuring we have the appropriate personnel, infrastructure and processes.

Our operating expenses decreased by $6.3 million, or 17%, for the year ended December 31, 2023 compared with the year ended December 31, 2022.

Selling, servicing and marketing expenses decreased by $4.1 million, or 33%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The decrease in expenses is primarily due to lower compensation expense as a result of lower headcount.

Technology and software development expenses decreased by $3.3 million, or 29%, for year ended December 31, 2023, compared to the year ended December 31, 2022, with the decrease being attributable to lower expenses associated with the use of offshore contract developers and a reduction in compensation expense.

General and administrative expenses increased by $1.1 million, or 9%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was attributable to the settlement of litigation (including legal costs) of $1.1 million and asset write-offs of $0.4 million. Excluding these items, general and administrative expenses decreased by $0.4 million, or 3% year-on-year.

Interest Income (Expense). Interest expense was $2.2 million for the year ended December 31, 2023 due to interest, including amortization of origination discounts and warrant value, on the 6% Convertible Notes issued in connection with the business combination consummated on June 14, 2022, and short-term cash advances. Interest expense was $0.9 million for the year ended December 31, 2022.

Change in fair value of warrants. The liability relating to warrants issued by SpringBig is included on the balance sheet at the value prevailing at the end of the accounting period and any change in value is reported in the income statement. As at December 31, 2023, the value of the public warrants, which are quoted for trading on the OTC Pink Market, was $0.0002 per warrant, as compared to $0.0211 per warrant at December 31, 2022. As of the business combination date on June 14, 2022, the fair value per warrant was $0.2810. The liability relating to the warrants is included on the balance sheet at the value prevailing at the end of the accounting period. During the year ended December 31, 2023, a $0.3 million gain related to the change in value of the warrants is reported in the income statement. During the year ended December 31, 2022, a $4.2 million gain related to the change in value of the warrants is reported in the income statement.

Liquidity & Capital Resources

We have incurred net losses since inception, and experienced negative cash flows from operations. Prior to the business combination, we financed our operations and capital expenditures primarily through the private sales of equity securities and revenue. The net losses since the business combination have been financed through the capital received because of the business combination, a public equity offering in May 2023, and cash advances as described below. Our primary uses of cash in the short-term are to fund our operations as we continue to grow our business.

At the time of the business combination, we entered into two incremental financing agreements. An institutional investor, L1 Capital Global Opportunities, through a securities purchase agreement agreed to purchase $11.0 million of Secured Convertible Notes (“the “L1 Notes”) and a number of warrants equal to one-half of the principal amount of the notes divided by the volume weighted average price on the trading day prior to closing. This financing closed immediately after the business combination. As discussed in Note 11 of the notes to the consolidated financial statements, the L1 Notes were amended on May 24, 2023 and May 25, 2023 to extend the due date for repayment, adjust the conversion share price to $1.00, and adjust the exercise price of the attached warrants to $1.00. The Company accounted for the amendments as a debt modification pursuant to ASC 470-50-40-10, and the impact to the financial statements was not significant.

On May 31, 2023, SpringBig raised gross cash proceeds of approximately $3.0 million through a public equity offering and in addition $1.25 million of the outstanding principal of the L1 Notes was converted into common shares. In aggregate, 14.0 million common shares were issued, of which, approximately 1.0 million related to conversion of a portion of the L1 Notes to common shares on June 15, 2023. The cash proceeds from the public equity offering, after payment of transaction related fees, were $2.5 million and these funds were in part used to make further repayments of principal of the L1 Notes and in part for general corporate purposes.

On July 25, 2023, the Company entered into an agreement (the “Cash Advance”) with Cedar Advance LLC (“Cedar”) to sell future receivables to Cedar in exchange for an advance of $1.0 million. On November 22, 2023, the Company extended the Cash Advance, receiving a further advance of $0.3 million. As of December 31, 2023, the total outstanding amount payable to Cedar was $1.1 million, payable in weekly installments of $30,000 until August 2024.

On October 16, 2023 the Company entered into an agreement (the “ACF Cash Advance”) with Agile Capital Funding, LLC (“ACF”) to sell future receivables to ACF in exchange for an advance of $750,000. On December 7, 2023, the Company extended the ACF Cash Advance, receiving a further advance of $0.5 million. As of December 31, 2023, the total outstanding amount payable to ACF was $1.7 million, payable in weekly installments of $55,000 until July 2024.

The following table summarizes our cash, accounts receivable, and working capital at December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$331	$3,546
Accounts receivable, net	2,948	2,889
Working capital	(9,106)	(1,544)

After the end of the financial year, on January 23, 2024, the Company raised $6.4 million through the issuance of 8% Convertible Notes and $1.6 million through the issuance of 12% Term Notes. The net cash proceeds, after transaction expenses, were $7.5 million.

The 8% Convertible Notes accrue interest which is added to the outstanding principal balance annually. The Notes are convertible into common stock at a conversion price of $0.15 per share at the holder’s option any time up to the day prior to maturity in January 2026. The 12% Term Notes, due in January 2026, accrue interest payable in cash semi-annually. The 8% Convertible Notes and 12% Term Notes rank pari passu and are secured by substantially all the assets of the Company.

On January 16, 2024, we entered into an agreement with L1 Capital Global Opportunities to repurchase the entire outstanding principal of the L1 Notes and cancel the associated warrants. The outstanding principal and accrued interest was $5.2 million. SpringBig, using a portion of the proceeds from the 8% Convertible Notes, due 2026, purchased the entire outstanding obligation to L1 Capital Global Opportunities for $2.9 million. The gain on repurchase will be recognized in 2024.

Following these subsequent events, the Company has a stronger and cleaner balance sheet.

To the extent existing cash and cash from operations are not sufficient to fund future activities, we may need to raise additional funds. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds by incurring indebtedness, such indebtedness may have rights that are senior to holders of our equity securities and could contain covenants that restrict operations. Any additional equity financing may be dilutive to stockholders. Further, the 8% Convertible Notes and 12% Term Notes also contain a number of restrictive covenants that may impose significant restrictions on obtaining future financings, including restrictions on SpringBig’s ability to do any of each following while the 8% Convertible Notes and 12% Term Notes remain outstanding: (i) incurring additional indebtedness and guaranteeing indebtedness; (ii) incurring liens or allowing mortgages or other encumbrances; (iii) prepaying, redeeming, or repurchasing certain other debt; (iv) paying dividends or making other distributions or repurchasing or redeeming its capital stock; (v) selling assets or entering into or effecting certain other transactions (including a reorganization, consolidation, dissolution or similar transaction or selling, leasing, licensing, transferring or otherwise disposing of assets of the Company or its subsidiaries); (vi) issuing additional equity (outside of issuances under our equity compensation plan); and (vii) adopting certain amendments to our governing documents, among other restrictions. Accordingly, we may be limited in our ability to raise additional capital on acceptable terms or at all within such limitations. Such restrictions may be waived by consent of the noteholders.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	$(3,976)	$(14,518)
Investing activities	(351)	(413)
Financing activities	1,112	16,250
Increase (decrease) in cash and cash equivalents	$(3,215)	$1,319

Operating Activities

Cash used in operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation and amortization, non-cash stock compensation expenses, changes in the fair value of financial instruments and the effect of changes in working capital and other activities.

For the year ended December 31, 2023, the net loss was $10.2 million and the cash used in operating activities was $4.0 million. The difference of $6.2 million is due to $1.5 million of non-cash items ($0.8 million relating to stock compensation expense and $1.0 million relating to depreciation and amortization and $0.4 million relating to asset write-offs, offset by a $0.3 million gain on fair value of warrants), $1.7 million deferred payroll tax credit cash receipt, and a $2.6 million movement in working capital, primarily due to a $2.2 million increase in accounts payable and other liabilities.

For the year ended December 31, 2022, the net loss was $13.1 million and cash used in operating activities was $1.4 million higher at $14.5 million. This additional cash used was due to $2.4 million in non-cash items ($4.2 million change in the value of warrants offset by $1.8 million relating to stock compensation expense and depreciation and amortization) offset by a $1.0 million movement in working capital.

Investing Activities

SpringBig has low capital investment requirements, with our needs comprising primarily computer equipment and office furniture and related items. Cash used in investing activities was $0.4 million for the year ended December 31, 2023 and $0.4 million for the year ended December 31, 2022.

Financing Activities

During the year ended December 31, 2023, the net cash provided by financing activities was $1.1 million, comprising $2.7 million from the issuance of common stock and exercise of employee stock options, $1.9 million from short-term cash advances, net of repayments, offset by $3.2 million used to repay the L1 Notes.

During the year ended December 31, 2022, the net cash provided by financing activities was $16.3 million, comprising $8.8 million from TCAC non-redeeming shareholders, $13.1 million from the issuance of new common stock pursuant to the PIPE financing and $10.0 million from the L1 Notes less merger related expenses of $14.8 million to provide net cash of $17.1 million associated with the closing of the business combination with Tuatara. Subsequent to the business combination $1.0 million of the L1 Notes has been repaid prior to December 31, 2022 and during the year ended December 31, 2022, $0.1 million was received due to the exercise of employee stock options.

Off-Balance Sheet Arrangements

At December 31, 2023, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Certain accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different acceptable assumptions would yield different results. Changes in the accounting estimates are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary. We believe that the assumptions and estimates associated with income taxes, equity-based compensation, and allowance for credit losses have the greatest potential impact on our consolidated financial statements. Therefore, we consider the policies related to income taxes, equity-based compensation, and allowance for credit losses to be our critical accounting policies.

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

The Company has evaluated its tax positions for any uncertainties based on the technical merits of the positions taken. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be upheld on examination by taxing authorities. The Company has analyzed the tax positions taken and has concluded that as of December 31, 2023 and 2022, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability or disclosure in the financial statements.

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

Allowance for Credit Losses

The Company’s reserve methodology used to determine the appropriate level of the allowance for credit losses ("ACL") is a critical accounting estimate. The ACL is maintained at a level believed to be appropriate to provide for the current credit losses expected to be incurred with respect to accounts receivable balances at the balance sheet date, including balances associated with known or anticipated problem customers.

Accounts receivable are charged off to the extent they are deemed to be uncollectible. Net charge-offs are included in historical data utilized for calculating the ACL. Management maintains a framework of controls over the estimation process for the ACL, including review of historical data and facts and circumstances related to specific customers, for compliance with GAAP. Management has a quarterly process to review the appropriateness of historical observation periods and loss assumptions. Management also maintains controls over the information systems, models and spreadsheets used in the quantitative components of the reserve estimate. This includes the quality and accuracy of historical data used to derive loss rates, the probability of default, loss given default, and the inputs to industry and macroeconomic forecasts.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SpringBig Holdings, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Fort Lauderdale, FL

April 1, 2024

SPRINGBIG HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022

	(In thousands except share data)
ASSETS
Assets
Current assets:
Cash and cash equivalents	$331	$3,546
Accounts receivable, net	2,948	2,889
Contract assets	273	333
Prepaid expenses and other current assets	893	1,505
Total current assets	4,445	8,273
Operating lease assets	340	750
Property and equipment, net	320	375
Convertible note receivable	—	259
Total assets	$5,105	$9,657

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities:
Accounts payable	$2,925	$1,056
Accrued expense and other current liabilities	1,951	2,554
Short-term cash advances	1,925	—
Current maturities of long-term debt	4,360	5,451
Deferred payroll tax credits	1,751	—
Deferred revenue	—	291
Related party payable	540	—
Operating lease liabilities - current	99	465
Total current liabilities	13,551	9,817
Long-term debt, non-current	—	2,814
Operating lease liabilities - non-current	225	316
Warrant liabilities	3	338
Total liabilities	13,779	13,285

Commitments and Contingencies

Stockholders’ Deficit
Common stock par value $0.0001 per share, 300,000,000 authorized at December 31, 2023; 45,339,762 issued and outstanding as of December 31, 2023; par value $0.0001 per share, 300,000,000 authorized at December 31, 2022; 26,659,711 issued and outstanding as of December 31, 2022	4	3
Additional paid-in capital	27,887	22,701
Accumulated deficit	(36,565)	(26,332)
Total stockholders’ deficit	(8,674)	(3,628)
Total liabilities and stockholders’ deficit	$5,105	$9,657

The accompanying notes are an integral part of these financial statements

SPRINGBIG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2023	2022
	(In thousands except share data)

Revenues	$28,050	$26,629
Cost of revenues	6,486	6,701
Gross profit	21,564	19,928
Operating expenses
Selling, servicing and marketing	8,278	12,333
Technology and software development	8,011	11,353
General and administrative	13,615	12,542
Total operating expenses	29,904	36,228

Loss from operations	(8,340)	(16,300)
Interest income	24	18
Interest expense	(2,247)	(949)
Change in fair value of warrants	334	4,158
Loss before income tax	(10,229)	(13,073)
Income tax expense	4	3
Net loss	$(10,233)	$(13,076)
Net loss per common share:
Basic and diluted	$(0.28)	$(0.59)

Weighted-average common shares outstanding
Basic and diluted	36,147,187	22,287,828

The accompanying notes are an integral part of these financial statements

SPRINGBIG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Amount	Amount	Amount
	(In thousands except share data)
Balance at December 31, 2021	17,862,108	$2	$17,682	$(13,225)	$4,459
Stock-based compensation	—	—	1,226	—	1,226
Exercise of stock options	475,421	—	140	—	140
Recapitalization	7,093,744	1	3,453	—	3,454
Lease standard adoption	—	—	—	(31)	(31)
Issue of common stock (1)	877,193	—	—	—	—
Issue of common stock (2)	351,245	—	200	—	200
Net loss	—	—	—	(13,076)	(13,076)
Balance at December 31, 2022	26,659,711	$3	$22,701	$(26,332)	$(3,628)
Stock-based compensation	—	—	821	—	821
Exercise of stock options	727,233	—	274	—	274
Issue of common stock (3)	9,900,000	1	2,322	—	2,323
Issue of common stock (2)	5,690,903	—	1,450	—	1,450
Issue of common stock (4)	436,260	—	56	—	56
Issue of common stock (5)	1,700,000	—	263	—	263
RSU vesting	225,655	—	—	—	—
Net loss	—	—	—	(10,233)	(10,233)
Balance at December 31, 2023	45,339,762	$4	$27,887	$(36,565)	$(8,674)

(1) Common shares issued to satisfy a fee for the Cantor Equity Facility

(2) Common shares issued as repayment of Senior Secured Convertible Notes

(3) Equity raise

(4) Common shares issued in exchange for services rendered

(5) Common shares issued in connection with settlement of litigation

The accompanying notes are an integral part of these financial statements

SPRINGBIG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net loss	$(10,233)	$(13,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	272	259
Discount amortization on convertible notes	783	304
Stock-based compensation expense	821	1,226
Amortization of operating lease right of use assets	409	318
Bad debt expense	1,563	1,474
Convertible note impairment	259	—
Abandoned software implementation assets	134	—
Accrued interest on convertible notes	68	26
Change in fair value of warrants	(334)	(4,158)
Changes in operating assets and liabilities:
Accounts receivable	(1,621)	(1,317)
Prepaid expenses and other current assets	613	(578)
Contract assets	60	31
Accounts payable and other liabilities	2,228	1,450
Operating lease liabilities	(458)	(318)
Deferred payroll tax credits	1,751	—
Deferred revenue	(291)	(159)
Net cash used in operating activities	(3,976)	(14,518)
Cash flows from investing activities:
Purchase of convertible note	—	(259)
Purchases of property and equipment	(351)	(154)
Net cash used in investing activities	(351)	(413)
Cash flows from financing activities:
Business combination, net of transaction cost	—	10,110
Proceeds from short-term cash advance	2,467	—
Repayment of short-term cash advance	(542)	—
Proceeds from related party payable	350	—
Related party repayments	(522)	—
Proceeds from convertible notes	—	7,000
Repayment of convertible notes	(3,238)	(1,000)
Proceeds from the issuance of common stock	2,661	—
Cost of equity issuance	(338)	—
Proceeds from exercise of stock options	274	140
Net cash provided by financing activities	1,112	16,250
Net increase (decrease) in cash and cash equivalents	$(3,215)	$1,319
Cash and cash equivalents at beginning of period	3,546	2,227
Cash and cash equivalents at end of period	$331	$3,546
Supplemental cash flows disclosures
Income taxes paid	$3	$2
Interest paid	$1,432	$330
Supplemental disclosure of non‑cash activities
Conversion of convertible notes and interest into common stock	$—	$7,305
Warrants assumed in business combination at estimated fair value	$—	$4,496
Conversion of L1 Notes into common stock	$1,450	$200
Right of use assets obtained in exchange for lease obligations - operating leases	$412	$150
Related party payments on accounts payable	$712	$—
Common stock issued for services rendered	$56	$—
Settlement of litigation through issuance of common stock	$263	$—

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

On June 14, 2022 (the “Closing Date”), SpringBig Holdings, Inc. (formerly known as Tuatara Capital Acquisition Corporation (“Tuatara” or “TCAC”)), consummated the business combination of SpringBig, Inc. (“Legacy SpringBig”) and HighJump Merger Sub, Inc., the wholly-owned subsidiary of Tuatara, pursuant to the Amended and Restated Agreement of Plan Merger, dated as of April 14, 2022, as amended, by and among Tuatara, HighJump Merger Sub, Inc. and Legacy SpringBig. Prior to the closing of the business combination (the “Closing”), Tuatara changed its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. In connection with the Closing, the registrant changed its name from Tuatara Capital Acquisition Corporation to “SpringBig Holdings, Inc.” SpringBig will continue the existing business operations of Legacy SpringBig as a publicly traded company. See Note 9, Business Combinations, to these consolidated financial statements for further information.

While the legal acquirer in the business combination is SpringBig for financial accounting and reporting purposes under U.S. GAAP, Legacy SpringBig is the accounting acquirer, with the merger accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the financial statements of Legacy SpringBig. Under this accounting method, SpringBig is treated as the “acquired” company and Legacy SpringBig is the accounting acquirer, with the transaction treated as a recapitalization of Legacy SpringBig. SpringBig’s assets, liabilities and results of operations were consolidated with Legacy SpringBig’s beginning on the date of the business combination. Except for certain warrant liabilities, the assets and liabilities of SpringBig were recognized at historical cost (which is consistent with carrying value) and were not material, with no goodwill or other intangible assets recorded. The warrant liabilities, which are discussed in Note 12, Warrant Liabilities, were recorded at fair value. The consolidated assets, liabilities, and results of operations of Legacy SpringBig became the historical financial statements, and operations prior to the closing of the business combination presented for comparative purposes are those of Legacy SpringBig. Pre-merger shares of common stock and preferred stock of Legacy SpringBig were converted to shares of common stock of the combined company using the conversion ratio of 0.59289 and for comparative purposes, the shares and net loss per share of Legacy SpringBig prior to the merger have been retroactively restated using the conversion ratio.

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

On September 1, 2023, (i) the Board of Directors of SpringBig Holdings, Inc. determined that it would not be in the best interest of the Company or its shareholders to meet the continued listing requirements of the Nasdaq Capital Market, (ii) the Company notified the Nasdaq Stock Market LLC (“Nasdaq”) that it was withdrawing its appeal of the Nasdaq Listings Qualification staff’s delist determination dated March 7, 2023, for the Company’s failure to meet the market value of listed securities requirement in Nasdaq Listing Rule 5450(b)(2)(A) and (iii) the Company received a letter from Nasdaq confirming (a) the withdrawal of the appeal, (b) as a result of the withdrawal, the

SPRINGBIG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company’s common stock and public warrants would be suspended at the open of business on September 5, 2023 and (c) Nasdaq would file a Form 25 Notification of Delisting with the SEC when all of its internal procedural periods have run. The letter also noted that the Company failed to meet the minimum bid price requirement in Nasdaq Listing Rule 5450(a)(1).

The Company’s common stock is now quoted for trading on the OTCQX® Best Market and its public warrants are now quoted for trading on the OTC Pink Market under their current trading symbols “SBIG” and “SBIGW,” respectively, following the delisting from trading on the Nasdaq Capital Market. The Company’s common stock started trading on the OTCQX® Best Market on September 6, 2023. The Company remains a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $36.6 million as of December 31, 2023. Cash flows used in operating activities were $4.0 million and $14.5 million, for the twelve months ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had a working capital deficit of approximately $9.1 million, inclusive of $0.3 million in cash and cash equivalents to cover overhead expenses.

On January 23, 2024, the Company issued $6.4 million of 8% Convertible Notes and $1.6 million of 12% Term Notes, both maturing, with no required principal payments, until two-years after issuance in January 2026. The Convertible Notes can be converted at any time prior to maturity, at the option of the Convertible Note holder, into shares of common stock at a conversion price of $0.15 per share. The are no amortization payments prior to maturity and the Company does not have the right to prepay the Convertible Notes or the Term Notes. The proceeds from the issuance of the Convertible Notes and Term Notes were partially used to repurchase the Senior Secured Convertible Note issued in 2022 for a discounted amount of $2.9 million and the remaining proceeds will be used for general corporate purposes.

Based on management projections for increases in revenue and cash received from the Convertible Notes and Term Notes, we estimate that our liquidity and capital resources are sufficient for our current and projected financial needs for the next twelve months, at a minimum, from the date the financial statements are issued.

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Certain accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different acceptable assumptions would yield different results. Changes in the accounting estimates are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary. We believe that the assumptions and estimates associated with income taxes, equity-based compensation, and allowance for credit losses have the greatest potential impact on our consolidated financial statements. Therefore, we consider the policies related to income taxes, equity-based compensation, and allowance for credit losses to be our critical accounting policies.

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

We perform ongoing credit evaluations of our customers’ financial condition and require no collateral from our customers. We maintain an allowance for credit losses based upon the expected collectability of accounts receivable balances.
We had one customer representing 14% of total revenues for the twelve months ended December 31, 2023. By comparison, we had one customer that represented 11% of total revenues for the same period ended December 31, 2022.

At December 31, 2023, two customers represented 30% of accounts receivable. At December 31, 2022, one customer represented 12% of accounts receivable.

We had one vendor representing 86% of cost of goods sold for the twelve months ended December 31, 2023. By comparison, we had two vendors that represented 86% of cost of goods sold for the same period ended December 31, 2022.

At December 31, 2023, two vendors represented 30% of accounts payable. At December 31, 2022, three vendors represented 54% of accounts payable.

Transaction Costs

The Company incurred significant costs direct and incremental to the business combination and therefore to the recapitalization of the Company. We deferred such costs incurred in 2021. In 2022, upon closing of the business combination, total direct transaction costs were allocated between equity and liability instruments measured at fair value on a recurring basis that were newly issued in the recapitalization. Amounts allocated to equity were recorded to additional paid-in capital, while amounts allocated to the specified liabilities were recorded as other expense. See Note 9, Business Combinations, to these consolidated financial statements for further information.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. The Company maintains its cash with three commercial banks.

As of December 31, 2023, the Company’s cash balances in interest and non-interest bearing deposit accounts were below the federally insured limits of $250,000 per financial institution. We monitor the financial condition of such institution and have not experienced any losses associated with these accounts.

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

Contract Assets (Deferred Commission)

The Company recognized a contract asset for the incremental costs (i.e., sales commissions) of obtaining a contract because the Company expects to recover those costs through future fees for the services to be provided. The Company amortizes the asset over the course of three years, which is the estimated number of years a customer is retained.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. The Company recognized an impairment loss on capitalized software costs of approximately $116,000 as a result of an unsuccessful application implementation. There were no impairment losses recognized in 2022.

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

Revenue Recognition

The Company follows the provisions of FASB Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. ASC 606 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. We report revenue net of sales and other taxes collected from customers to be remitted to government authorities.

For a standard contract, the Company works with a customer to provide access to an integrated platform that provides all the functions of its proprietary software, which utilizes proprietary technology to send text or email messages to the customer’s contacts based on a credit system. Through this software, the Company allows merchants to provide loyalty plans and rewards directly to consumers through an internet portal and mobile applications. The functions of the software themselves do not have individual value to the customer. Each customer is buying the license to the platform to receive all the benefits of the platform. Therefore, the Company’s single performance obligation is to provide customers the ability to use its proprietary software application that provides marketing and customer engagement services to cannabis dispensaries throughout the United States and Canada.

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

Brand customers – a customer can purchase use of the Company’s software, which includes a certain amount of messaging credits to be utilized over a specified period of time. The Company recognizes revenue monthly based on the credits used each month.

Timing of Satisfaction - Control of services is transferred during a subscription period. Services provided by the Company are performed over time on a monthly basis for retail customers and over a designated contract term generally from six to twelve months.

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

The Company’s contracts with customers have fixed transaction prices that are denominated in U.S. and Canadian dollars. Consideration paid for services that customers purchase from the Company is nonrefundable.

Therefore, at the time revenue is recognized, the Company does not estimate expected refunds for services. Customer discounts are netted against revenue and are recognized as incurred.

For both retail and brand contracts, there is only one performance obligation for the standard contract. As such, the transaction price is allocated entirely to that obligation.

Practical Expedients - The Company has adopted certain practical expedients. The Company has elected to apply the portfolio approach practical expedient to evaluate contracts with customers that share the same revenue recognition patterns as the result of evaluating them as a group will have substantially the same result as evaluating them individually.

Cost of Revenues

Cost of revenues principally consists of amounts payable to distributors of messages on behalf of customers across cellular networks and the cost of third-party data and integrations.

Selling, Servicing and Marketing Expenses

Selling, servicing and marketing expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, commissions and travel for our sales team, client success and marketing team. Other costs included in this expense are marketing and promotional events. Advertising costs are charged to marketing expense as incurred. Advertising costs were $36,000 and $174,000 for the years ended December 31, 2023 and December 31, 2022, respectively.

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

Stock-Based Compensation

ASC 718, Compensation - Stock Compensation, addresses accounting for share-based awards, including stock options, restricted stock, performance shares and warrants. Stock-based compensation for stock options to employees and non-employees is based upon the fair value of the award on the date of grant. We record forfeitures as they occur. The compensation cost is recognized over the requisite service period, which is generally the vesting period, and is included in general and administrative expenses in the consolidated statements of operations. Stock-based compensation for restricted stock is based on the fair value at the date of grant and recognized over the vesting period.

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

The Company has evaluated its tax positions for any uncertainties based on the technical merits of the positions taken. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be upheld on examination by taxing authorities. The Company has analyzed the tax positions taken and has concluded that as of December 31, 2023 and 2022, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability or disclosure in the financial statements.

Effective Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. The amendments in this update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. This update is effective beginning after December 15, 2021. We adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on our consolidated financial statements for the period ended December 31, 2023 or 2022.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. The ASU enhances and simplifies various aspects of the income tax accounting guidance in ASC 740, including requirements related to the following: (1) hybrid tax regimes; (2) tax basis step-up in goodwill obtained in a transaction that is not a business combination; (3) separate financial statements of entities not subject to tax; (4) intra-period tax allocation exception to the incremental approach; (5) ownership changes in investments; (6) interim-period accounting for enacted changes in tax law; and (7) year-to-date loss limitation in interim-period tax accounting. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. This update is effective beginning after December 15, 2021. We adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on our consolidated financial statements for the period ended December 31, 2023 or 2022.

In January 2020, the FASB issued ASU 2020-01, Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in this update clarify certain interactions between the guidance to account for certain equity securities. This update is effective beginning after December 15, 2021. We adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on our consolidated financial statements for the period ended December 31, 2023 or 2022.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. Under ASU 2020-06, embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives, or that do not result in substantial premiums accounted for as paid-in capital. The convertible debt instruments will now be accounted for as a single liability measured at amortized cost. This results in the interest expense recognized for convertible debt instruments to be closer to the coupon interest rate. The new guidance also requires the if-converted method to be applied for all convertible instruments when calculating earnings per share. This update is effective beginning after December 15, 2021. We adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on our consolidated financial statements for the period ended December 31, 2023 or 2022.

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

The Company adopted this standard on January 1, 2022. As such, we determine if an arrangement is a lease at inception. The Company recognizes a right-of-use (ROU) asset and a lease liability for operating and finance leases by recognizing and measuring leases at the commencement date based on the present value of lease payments over the lease term. The Company does not have any sales-type leases, for which the book value of the leased asset would be removed from the balance sheet and a net investment in sales-type lease would be recognized based on fixed payments under the contract and the residual value of the asset being leased. The Company has elected not to apply the recognition requirements to short-term leases and not to separate nonlease components from associated lease components for all classes of underlying assets. ROU assets are included in non-current assets and lease liabilities are included in current and non-current liabilities on the Company’s consolidated balance sheets. Operating lease expense is included in general and administrative expense on SpringBig’s consolidated statements of operations. See Note 17, Leases, to these consolidated financial statements for further information on the adoption of this accounting standard.

In October 2021, the FASB issued ASU 2021-08 - Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. We adopted this standard on January 1, 2023. The adoption of this standard did not have a material impact on our consolidated financial statements for the period ended December 31, 2023.

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to revise the criteria for the measurement, recognition, and reporting of credit losses on financial instruments to be recognized when expected. In November 2019, FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which deferred the effective date of ASU 2016-13 to annual reporting periods beginning after December 15, 2022, with early adoption permitted. We adopted this standard on January 1, 2023. The adoption of this standard did not have a material impact on our consolidated financial statements for the period ended December 31, 2023.

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07 (Topic 280), Improvements to Reportable Segment Disclosures. The ASU primarily will require enhanced disclosures about significant segment expenses. Additionally, it requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09 (Topic 740), Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as an expansion of other income tax disclosures. The ASU is effective on a prospective basis for annual reporting periods beginning after December 15, 2024. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2023	2022
Accounts receivable	$3,690	$3,639
Unbilled receivables	853	731
Total receivables	4,543	4,370
Less allowance for credit losses	(1,595)	(1,481)
Accounts receivable, net	$2,948	$2,889

Bad debt expense was $1.6 million and $1.5 million for the years ending December 31, 2023 and 2022, respectively.

The following table details the activity related to the Company’s allowance for credit losses for the years ending December 31, 2023 and 2022, respectively (in thousands).

Allowance for credit losses
Outstanding Balance, January 1, 2023	$1,481
Current-period provision (release) for expected credit losses	1,563
Write-offs charged against the allowance, net of recoveries and other	(1,449)
Outstanding Balance, December 31, 2023	$1,595

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2023	2022
Prepaid insurance	$379	$834
Other prepaid expenses	425	582
Deposits	89	89
	$893	$1,505

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2023	2022
Computer equipment	$416	$333
Furniture and fixtures	149	15
Data warehouse	286	286
Software	197	197
Total Cost	1,048	831
Less accumulated depreciation and amortization	(728)	(456)
Property and Equipment	$320	$375
The useful life of computer equipment, furniture and fixtures, software and the data warehouse is 3 years.

Depreciation and amortization expenses for the years ended December 31, 2023 and 2022 were $272,000 and $259,000, respectively. The amounts are included in general and administrative expenses in the consolidated statements of operations.

NOTE 6 – CONVERTIBLE NOTE RECEIVABLE

In April 2022, the Company purchased $250,000 in aggregate principal amount of convertible promissory note due April 1, 2026 (the “Convertible Note Receivable”). The Convertible Note Receivable accrued interest at the rate of 5% per annum on the principal amount of the Convertible Note Receivable. The Company determined that the fair value of the Convertible Note was $0 at December 31, 2023. The loss of $272,000, including $22,000 of accrued interest income, was recorded in general and administrative expenses on the Company’s consolidated statements of operations.

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued wages, commission and bonus	$393	$1,145
Accrued professional fees	176	148
Deferred financial advisory fees	1,000	1,000
Other liabilities	382	261
	$1,951	$2,554

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company incurred software development and information technology related costs to a vendor related through common ownership to a major stockholder of approximately $13,000 and $153,000 for the years ended December 31, 2023 and 2022, respectively. These amounts are included in technology and software development expenses. At December 31, 2023 and 2022, the Company has recorded $2,000 and $3,000, respectively, in accounts payable related to this related party vendor.

During 2023, SpringBig’s CEO, Jeffrey Harris, advanced and paid certain expenses on behalf of the Company of approximately $1.0 million for use in operations. As of December 31, 2023, the Company repaid Mr. Harris approximately $0.5 million. The remaining $0.5 million is included in current liabilities on the Company’s consolidated balance sheets.

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

Beginning June 15, 2022, the ticker symbols for TCAC’s common stock and warrants were changed to “SBIG” and “SBIGW,” respectively, and commenced trading on The Nasdaq Global Market. The Company received net proceeds of $18.8 million, with gross proceeds of $25.1 million, in addition to the $7.0 million Convertible Notes which were issued in February 2022 and were converted into common stock at the Closing, see Note 10, 15% Convertible Promissory Notes, to these consolidated financial statements for further information. Of the amounts received, approximately $8.8 million represents remaining funds for unredeemed shares from the TCAC trust; $6.1 million from PIPE Financing proceeds and $10.0 million from the Secured Convertible Note. Upon consummation of the Business Combination, Legacy SpringBig options were converted into options of SpringBig as disclosed in Note 16.

On April 29, 2022, the Company entered into the Stock Purchase Agreement with Cantor, which was subsequently amended on July 20, 2022. The Company, in its sole discretion, shall have the right, but not the obligation, to issue and sell to Cantor, and Cantor shall purchase from the Company, up to $50.0 million of common shares, par value $0.0001 per share, subject to certain terms and conditions. During the three months ended September 30, 2022, the Company issued 877,193 shares to satisfy a $1.5 million commitment fee for the Cantor Equity Facility. The Cantor Equity Facility was canceled by the Company on August 30, 2023. No shares were ever sold under the facility.

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

During the year ended December 31, 2022, the Company recorded $305,000 of interest expense on the Convertible Notes, respectively.

NOTE 11 – SENIOR SECURED CONVERTIBLE NOTES

In connection with the business combination, on June 14, 2022, the Company issued $11.0 million in aggregate principal amount of Senior Secured Original Issue Discount Convertible Note, due June 14, 2024 (the “Secured Convertible Notes”), issued at a discount of $1.0 million, with proceeds of $10.0 million received on the Closing Date. The Secured Convertible Notes, as originally issued, accrue interest at the rate of 6.0% per annum which, along with equal principal payments through June 2024, are due in cash in arrears beginning six months after the notes’ issuance. The Company may, at its option, satisfy each principal payment either in cash or, if certain conditions set forth in the Secured Convertible Notes are met, by issuing a number of shares of common stock equal to the amount due on such date divided by the lower of (i) the number of shares determined based on at a rate of $12.00 per share or (ii) 93% of the volume-weighted average price prior to such monthly payment date.

A warrant representing 586,890 shares of common stock of the Company (the “Convertible Warrant”) with a fair value of $839,000 was also issued in a private placement with the purchaser party thereto. To determine the fair value of the Convertible Warrant, the Company performed a Black-Scholes calculation as of June 14, 2022 using a stock price of $4.28, a strike price of $12.00, a risk free rate of 3.61%, annualized volatilty of 65%, and a time to maturity of five years. The Convertible Warrant is exercisable for shares of the Company’s common stock at an exercise price of $12.00 per share, subject to certain anti-dilution adjustments. The Convertible Warrants are classified as equity on SpringBig’s consolidated balance sheets.

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

At December 31, 2023, the outstanding principal of the Secured Convertible Notes was $5.1 million with a carrying value of $4.4 million, net of discount of $0.7 million. At December 31, 2022, the outstanding principal of the Secured Convertible Notes was $9.8 million with a carrying value of $8.3 million, net of discount of $1.5 million.

The Company recorded $402,000 and $356,000 of interest expense in connection with the Senior Secured Convertible Notes for the years ended December 31, 2023 and 2022, respectively.

As disclosed in Note 23, on January 16, 2024, the Company and the noteholder executed an agreement for the Company to repurchase the outstanding note and associated warrants, and on January 23, 2024, the note and associated warrants were repurchased for $2.9 million.

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

At December 31, 2023, the estimated fair value of the warrants was $3,200. At December 31, 2022, the estimated fair value of the warrants is $0.3 million.

The Company recorded a change in fair value gain of approximately $0.3 million and $4.2 million for the years ended December 31, 2023 and 2022, respectively. These amounts are included in the statements of operations for the year ended December 31, 2023 and 2022.

The fair value is determined in accordance with ASC 820, Fair Value Measurement. See Note 18, Fair Value Measurements, to the accompanying consolidated financial statements for further information.

NOTE 13 – REVENUE RECOGNITION

The following table represents our revenues disaggregated by type (in thousands):

	Year ended December 31,
	2023	2022
Revenue
Brand revenue	$901	$940
Retail revenue	27,149	25,689
Total Revenue	$28,050	$26,629

Geographic Information

Revenue by geographical region consist of the following (in thousands):

	Year ended December 31,
	2023	2022
Brand revenue
United States	$889	$936
Canada	12	4
Retail revenue
United States	26,372	25,075
Canada	777	614
	$28,050	$26,629

Revenues by geography are generally based on the country of the Company’s contracting entity. Total United States revenue was approximately 97% of total revenue for the year ended December 31, 2023 and 98% of total revenue for the year ended December 31, 2022.

NOTE 14 – CONTRACT ASSETS AND LIABILITIES

Contract Assets (Deferred Cost)

Contract assets consisted of the following as of (in thousands):

	December 31,
	2023	2022

Deferred sales commissions	$273	$333

Contract liabilities consisted of the following as of (in thousands):

	December 31,
	2023	2022

Deferred retail revenues	$—	$277
Deferred brands revenues	—	14
Contract liabilities	$—	$291

The movement in the contract liabilities during the years ended December 31, 2023 and 2022 comprised the following (in thousands):

	Year ended December 31,
	2023	2022
The movement in the contract liabilities during each period comprised the following:

Contract liabilities at start of the period	$291	$450
Amounts invoiced during the period	—	18,310
Less revenue recognized during the period	(291)	(18,469)
Contract liabilities at end of the period	$—	$291

NOTE 15 – STOCK BASED COMPENSATION

Legacy Incentive Plan

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

The following table summarizes information on stock options outstanding as of December 31, 2023 and 2022 under the Legacy Incentive Plan:

	Options Outstanding		Options Vested and Exercisable
Fixed Options	Number of Options	Weighted Average Exercise Price (Per Share)	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (Per Share)
Outstanding Balance, January 1, 2022	6,802,437	$0.38	4,628,311	6.79	$0.24
Options exercised	(530,666)	$0.55
Options forfeited	(61,460)	$0.75
Options cancelled	(4,791)	$0.75
Outstanding Balance, June 14, 2022	6,205,520
Conversion ratio	0.5929
SpringBig Holdings options	3,679,171
Options exercised	(135,090)	$0.30
Options forfeited	(149,328)	$1.11
Outstanding Balance, January 1, 2023	3,394,753	$0.57	3,250,236	5.79	$0.54
Options exercised	(727,233)	$0.38
Options forfeited	(25,876)	$0.82
Options cancelled	(369,750)	$0.84
Outstanding Balance, Dec. 31, 2023	2,271,894	$0.57	2,244,102	4.76	$0.56

The intrinsic value of the options exercised during the years ended December 31, 2023 and 2022 was $162,000 and $3,400,000, respectively.

With the consummation of the business combination, all outstanding options were vested with the exception of 192,689 options granted to certain executives of the Company. The cost associated with the early vesting was $0.9 million and is included in administrative expense on the statement of operations for the year ending December 31, 2022.

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

During the years ended December 31, 2023 and 2022, compensation expense recorded in connection with the Legacy Incentive Plan was $118,000 and $982,000, respectively. As of December 31, 2023, the intrinsic value of the remaining options was $0 and the remaining expense to be recognized under the Legacy Incentive Plan was $35,000. These charges are recorded in administrative expense on the consolidated statements of operations.

2022 Incentive Plan

At the Special Meeting, in connection with the business combination, the Tuatara shareholders approved the SpringBig Holdings, Inc. 2022 Long-Term Incentive Plan (the “2022 Incentive Plan”), which became effective upon the Closing.

The number of shares of our common stock initially reserved for issuance under the 2022 Incentive Plan was 1,525,175, which equaled the amount of shares of our common stock equal to 5% of the sum of (i) the number of shares of our common stock outstanding as of the Closing and (ii) the number of shares of our common stock underlying stock options issued under the SpringBig, Inc. 2017 Equity Incentive Plan (as amended and restated) (the “Legacy Incentive Plan”) that were outstanding as of the Closing. An additional 1,332,986 shares, equal to 5% of the number of shares of common stock outstanding at December 31, 2022, were reserved for issuance following approval by shareholders at the annual shareholder meeting on June 13, 2022. Shares subject to stock awards granted under the 2022 Incentive Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the 2022 Incentive Plan.

The following table summarizes information on Restricted Stock Units outstanding as of December 31, 2023 under the 2022 Incentive Plan:

	Restricted Stock Units Outstanding
	Number of RSUs	Weighted Average Fair Value (Per Share)	Weighted Average Vesting (Years)
Outstanding Balance, January 1, 2022	—
RSUs granted	761,500	$1.97
RSUs forfeited	(36,500)	$1.97
Outstanding Balance, January 1, 2023	725,000	$1.97	2.5
RSUs granted	1,989,000	$0.56
RSUs forfeited	(276,836)	$1.28
RSUs vested and common stock issued	(225,655)	$1.97
Outstanding Balance, December 31, 2023	2,211,509	$0.80	2.2

During the years ended December 31, 2023 and 2022, compensation expense recorded in connection with the 2022 Incentive Plan was $704,000 and $246,000, respectively. These charges are recorded in administrative expense on the consolidated statements of operations.

The remaining expense of approximately $1,336,000 will be recognized in future periods through June 2026. The Restricted Stock Units vest one-third on each of the first, second, and third anniversary after issuance.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

During the year ended December 31, 2023, the Company settled a dispute concerning the granting in 2017 of a non-exclusive, perpetual license to install and use certain of the Company’s software and derivative works, subject to certain limitations. As a result of the settlement, the Company recorded a liability of approximately $0.8 million. As of December 31, 2023, the Company has settled a portion of this liability through cash payments of $0.2 million and an equity issuance of $0.3 million. The remaining $0.3 million will be paid in equal installments of $40,000 on the last day of each month until the balance is settled in full by July 2024.

The Company is from time to time involved in litigation incidental to the conduct of its business. In accordance with applicable accounting guidance, the Company records a provision for a liability when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Management, after consulting legal counsel, believes that the outcome of such legal proceedings, legal actions and claims will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 17 - LEASES

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

The Company leases office facilities in Boca Raton, Florida, Seattle, Washington and Ontario, Canada under non-cancelable operating lease agreements. The leases require monthly payments ranging from $4,000 to $7,000 and expire on various dates through February 2027. In addition to minimum rent, the Company is required to pay a proportionate share of operating expenses under these leases.

In June of 2022, the Company entered into a lease with the current landlord for the Company’s corporate headquarters under which the current leases will be replaced by the new lease on a single floor in the same building as the Company currently occupies. The new lease commenced during January 2024. The new lease term is for 98 months. Monthly rental payments range from $38,000 to $48,000 over the life of the lease. As of December 31, 2023, the Company’s existing leases were terminated and the associated right of use assets and operating lease liabilities were written off, resulting in an $14,000 gain for the year ended December 31, 2023. The resultant gain is included in general and administrative expenses on the Company’s consolidated statements of operations.

Lease expense was approximately $725,000 and $846,000 for the years ended December 31, 2023 and 2022, respectively, which is recorded in general and administrative expenses on the consolidated statement of operations. Of the $725,000 and $846,000 for the years ended December 31, 2023 and 2022, respectively, $486,000 and $515,000 related to operating leases under ASC 842 with the remainder attributable to common area maintenance, taxes, and other charges, respectively.

As of December 31, 2023, the following amounts were presented on SpringBig’s consolidated balance sheets in accordance with the Leasing Standard.

	Year ended December 31,
	2023	2022
Balance Sheet
Assets:
Right of Use Assets - Operating Lease	$340	$750
Liabilities:
Current	99	465
Non-current	225	316
Total Operating Lease Liabilities	$324	$781

For both years ending December 31, 2023 and 2022, the Company’s operating lease cost was $0.5 million and is recorded in general and administrative expenses on the Company’s consolidated statements of operations. Other information pertaining to capitalized assets and liabilities under the leasing standard is as follows.

Other information	2023	2022
Operating lease cost	$486	$515
Operating cash flows from operating leases	$520	$318
Disposal of right-of-use assets	$299	$—
Disposal of operating lease liabilities associated with right-of-use assets	$313	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$412	$150
Weighted-average remaining lease term — operating leases (months)	35.1	20.4
Weighted-average discount rate — operating leases	9%	6%

As of December 31, 2023, the Company’s lease liabilities mature as follows:

Fiscal Year:	Operating Leases
2024	$124
2025	128
2026	110
2027	9
Total lease payments	371
Less imputed interest	(47)
Present value of lease liabilities	$324

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

Liabilities measured at fair value on a recurring basis

The balances of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022, are as follows (in thousands):

For the year ended December 31, 2022	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Public warrants	338	—	—	338
	$338	$—	$—	$338

For the year ended December 31, 2023	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Public warrants	3	—	—	3
	$3	$—	$—	$3

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

The Company utilizes a fair value approach to account for its warrants based on the quoted price at December 31, 2023, and the calculation is consistent with ASC 820, Fair Value Measurement, with changes in fair value recorded in current earnings.

At December 31, 2023, the value of the public and private warrants was approximately $3,200 using a closing price of $0.0002. At December 31, 2022, the value of the public and private warrants was approximately $0.3 million using a closing price of $0.0211.

Changes in Fair Value

The following tables provides a roll-forward in the changes in fair value for the years ended December 31, 2023 and 2022, for all liabilities for which the Company determines fair value on a recurring basis (in thousands):

Warrants
Balance, January 1, 2022	$—
Assumed in business combination at fair value	$4,496
Change in value	$(4,158)
Balance, December 31, 2022	$338
Changes in fair value included in earnings for the period relating to liabilities held at December 31, 2022	$(4,158)

Balance, January 1, 2023	$338
Change in fair value	(335)
Balance, December 31, 2023	$3
Changes in fair value included in earnings for the period relating to liabilities held at December 31, 2023	$(335)

There were no transfers of financial liabilities between levels of the fair value hierarchy during the year ended December 31, 2023.

Other Fair Value Considerations – Carrying value of accounts receivables, contract assets, prepaid expenses and other assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities and/or low credit risk.

NOTE 19 – STOCKHOLDERS’ EQUITY

The Consolidated Statements of Changes in Stockholders' Equity reflect the reverse recapitalization on June 14, 2022, as discussed in Note 9, Business Combinations, to these consolidated financial statements. Because the Company was determined to be the accounting acquirer in the transaction, all periods presented prior to consummation of the transaction reflect the historical activity and balances of Legacy SpringBig, Inc. (other than common stock and potentially issuable shares underlying stock options which have been retroactively restated).

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

As of December 31, 2023 and 2022, there were 45,339,762 and 26,659,711 shares of common stock issued and outstanding, respectively.

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

The following table reconciles actual basic and diluted earnings per share for the years ended December 31, 2023 and 2022, respectively (in thousands, except share and per share data).

	Years Ended December 31,
	2023	2022
Loss per share:
Numerator:
Net loss	$(10,233)	$(13,076)
Denominator
Weighted-average common shares outstanding
Basic and diluted	36,147,187	22,287,828
Net loss per common share
Basic and diluted	$(0.28)	$(0.59)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share for the years ended December 31, 2023 and 2022 were as follows:

	Years Ended December 31,
	2023	2022
Shares unvested and subject to exercise of stock options	27,792	144,517
Shares subject to outstanding common stock options	2,244,102	3,250,236
Shares subject to convertible notes stock conversion	5,111,929	816,667
Shares subject to warrants stock conversion	16,586,980	16,586,980
Shares subject to contingent earn out	10,500,000	10,500,000
Restricted stock units	2,211,509	725,000

NOTE 21 – BENEFIT PLAN

The Company maintains a safe harbor 401(k) retirement plan for the benefit of its employees. The plan allows participants to make contributions subject to certain limitations. Company matching contributions were $529,000 and $502,000 for the years ended December 31, 2023 and 2022, respectively.

NOTE 22 – INCOME TAXES

U.S. and foreign components of loss from operations before income taxes were as follows (in thousands):

	Years Ended December 31,
	2023	2022
Loss from operations
U.S.	$(9,717)	$(11,828)
Foreign	(516)	(1,248)
	$(10,233)	$(13,076)

The provision (benefit) for income taxes consist of the following, (in thousands):

	Years Ended December 31,
	2023	2022
Provision (benefit) for income taxes
Current
Federal	$—	$—
State	4	1
International	—	2
	$4	$3

The Company’s actual provision (benefit) for income taxes from operations differ from the federal expected income tax provision as follows (in thousands):

	December 31, 2023		December 31, 2022
	Amount	Rate	Amount	Rate
U.S. federal income tax provision (benefit) at statutory rate	$(2,126)	21%	$(2,754)	21%
Increase (decrease) in taxes resulting from:
State income tax expense	4	5%	1	5%
Foreign income and losses taxed at different rates	(28)	1%	(68)	1%
Change in valuation allowance	2,090	(32)%	4,122	(32)%
Non-deductible or non-taxable items	37	5%	(1,302)	5%
Foreign income taxes	—	—%	2	—%
Effect of income tax rate changes on deferred items	27	—%	2	—%
Provision (benefit) for income taxes	$4	—%	$3	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, Management evaluates whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on Management’s evaluation, the net deferred tax asset was offset by a full valuation allowance as of December 31, 2023 and 2022, respectively. The deferred tax asset valuation allowance will be reversed if and when the Company generates sufficient taxable income in the future to utilize the tax benefits of the related deferred tax assets.

The tax effects of temporary difference that give rise to a significant portion of deferred tax assets and tax liabilities for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	Years Ended December 31,
	2023	2022
Deferred tax assets:
Accrued expenses and other liabilities	$771	$376
Net operating loss - US Federal	4,848	5,556
Net operating loss - US State	1,020	1,188
Net operating loss - Foreign	711	575
Property and equipment, net	—	8
Operating lease liability	82	198
Research and development	1,974	—
Stock based compensation	525	215
Total gross deferred tax assets	$9,931	$8,116
Less: valuation allowance	(9,596)	(7,506)
Total deferred tax assets	335	610
Deferred tax liabilities:
Prepaid expenses and other assets	$(231)	$(420)
Operating lease right of use asset	(79)	(190)
Property and equipment, net	(25)	—
Total deferred tax liabilities	(335)	(610)

Net deferred income tax asset (liability)	$—	$—

The Company has incurred significant losses in recent periods. As a result, we maintained valuation allowances against our domestic and foreign deferred tax assets as of December 31, 2023 and 2022, to reduce their carrying values to amounts that are realizable either through future reversals of existing taxable temporary differences or through taxable income in carryback years for the applicable jurisdictions.

At December 31, 2023, the Company has federal net operating loss available to carryforward of approximately $23.1 million which will be carried forward indefinitely. Pursuant to IRC §382 of the Internal Revenue Code, the utilization of net operating loss carryforwards may be limited as a result of a cumulative change in stock ownership of more than 50% over a three-year period. The Company has not determined whether such a change has occurred and accordingly, the utilization of the net operating loss carryforwards may be subject to certain limitations.

The Company has state and foreign net operating losses available to carryforward of approximately $23.5 million and $2.7 million, respectively, which begin expiring in 2030 and 2037, respectively, as of December 31, 2023.

The Company has evaluated its tax positions for any uncertainties based on the technical merits of the positions taken. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be upheld on examination by taxing authorities. The Company has analyzed the tax positions taken and has concluded that as of December 31, 2023 and 2022, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability or disclosure in the financial statements.

The Company accrues interest and penalties arising on the underpayment of taxes if the full benefit of a tax position is not recognized in the financial statements. In accordance with ASC 740, Accounting for Income Taxes, interest and penalties are recorded as income tax expense. There have been no penalties or interest paid or incurred during the twelve months ended December 31, 2023 and 2022, respectively.

Management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, including federal and certain state taxing authorities. As of and for the twelve months ended December 31, 2023 and 2022, the Company did not have a liability for any unrecognized taxes. The Company has no examinations in progress and is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax liabilities will significantly change in the next twelve months. The Company’s 2019 through 2021 tax years are open for examination for federal and state taxing authorities.

NOTE 23 – SUBSEQUENT EVENTS

On January 16, 2024, the Company entered into an agreement with LI Capital Global Opportunities to repurchase the entire outstanding principal of the Secured Convertible Note and cancel the associated warrants. The outstanding principal and accrued interest at the time of repurchase was $5.2 million. SpringBig, using a portion of the proceeds from the 8% Convertible Notes purchased the entire outstanding obligation to LI Capital Global Opportunities for $2.9 million.

After the end of the fiscal year, on January 23, 2024, the Company raised $6.4 million through the issuance of 8% Convertible Notes and $1.6 million through the issuance of 12% Term Notes. The net cash proceeds, after transaction expenses, were $7.5 million.

The 8% Convertible Notes accrue interest at 8% per annum which is added to the outstanding principal balance annually. The Notes are convertible into common stock at a conversion price of $0.15 per share at the holder's option any time up to the day prior to maturity in January 2026. The 12% Term Notes, due in January 2026, accrue interest payable at 12% per annum in cash semi-annually. The 8% Convertible Notes and 12% Term Notes rank pari passu and are secured by substantially all the assets of the Company.

Jeffrey Harris, CEO, Paul Sykes, CFO, and Jon Trauben, Director, agreed to purchase the Convertible Notes and Term Notes for an aggregate amount of $450,000 on the same terms as all other purchasers.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, and effected by the Company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

i.Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

ii.Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

iii.Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).

As a result of that evaluation, management concluded that at December 31, 2023, the Company’s internal controls are not effective due to two material weaknesses. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is more than a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

We concluded that we did not have accounting personnel with adequate expertise in GAAP to ensure that complex material and/or non-routine transactions are properly reflected in our consolidated financial statements, and. We also noted that we did not perform adequate independent reviews and maintain effective controls related to the preparation of consolidated financial statements, related notes thereto, account analyses, account summaries and account reconciliations.

We also identified information technology deficiencies in the design and implementation of change management and user access controls over financial IT applications that support the Company’s financial reporting processes and provide the assurance that the data produced by these systems is complete and accurate. The access issues relate to appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant applications and underlying records to the appropriate personnel. Management has considered these IT deficiencies to be a material weakness in internal controls over financial reporting as of December 31, 2023.

Remediation efforts have begun; the material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company expects that the remediation of these material weaknesses will be completed during 2024.

Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2023, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K)..

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

Item 14. Principal Accountant Fees and Services.

The information required under this Item will be contained in the definitive Proxy Statement, incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File #
2.1	Amended and Restated Merger Agreement with Amendment No. 1.	Proxy Statement / Prospectus	Annex A	May 17, 2022	333-262628
3.1*	Certificate of Incorporation of SpringBig Holdings, Inc.	10-K	3.1	March 28, 2023	001-40049
3.2*	By-Laws of SpringBig Holdings, Inc.	10-K	3.2	March 28, 2023	001-40049
4.1	Senior Secured Original Issue Discount Convertible Promissory Note dated June 14, 2022 between SpringBig Holdings, Inc. and the holder party thereto.	8-K	4.1	June 21, 2022	001-40049
4.2	Common Stock Purchase Warrant SpringBig Holdings Inc.	8-K	4.2	June 21, 2022	001-40049
4.3	Amendment to Secured Original Issue Discount Convertible Promissory Note dated December 1, 2022 between SpringBig Holdings, Inc. and the holder party thereto.	8-K/A	10.1	December 01, 2022	001-40049
4.4*	Description of Securities of SpringBig Holdings Inc.
4.5	Warrant Agreement, dated as of February 11, 2021, by and between Tuatara Capital Acquisition Corporation and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	4.1	February 17, 2021	001-40049
4.6	Senior Secured Convertible Promissory Note of SpringBig Holdings, Inc., dated as of January 23, 2024.	8-K	4.1	January 24, 2024	001-40049
4.7	Senior Secured Term Promissory Note of SpringBig Holdings, Inc., dated as of January 23, 2024.	8-K	4.2	January 24, 2024	001-40049
10.1	Form of Sponsor Escrow Agreement.	8-K	10.1	June 21, 2022	001-40049
10.2	Amended and Restated Registration Rights Agreement, dated June 14, 2022, by and among New SpringBig, the Sponsor and other holders party thereto.	8-K	10.2	June 21, 2022	001-40049
10.3	Form of Subscription Agreement.	8-K	10.2	November 09, 2021	001-40049
10.4	Securities Purchase Agreement, dated April 29, 2022, among Tuatara Capital Acquisition Corporation, and L1 Capital Global Opportunities Master Fund.	8-K	10.3	May 02, 2022	001-40049
10.5	Registration Rights Agreement, dated June 14, 2022, among SpringBig Holdings, Inc. and the investors party thereto.	8-K	10.5	June 21, 2022	001-40049
10.6#	SpringBig Holdings, Inc. 2022 Long-Term Incentive Plan.	8-K	10.6	June 21, 2022	001-40049
10.7#	Executive Employment Agreement, dated November 8, 2021 by and between SpringBig and Jeffrey Harris.	8-K	10.7	June 21, 2022	001-40049
10.8#	Executive Employment Agreement, dated November 8, 2021 by and between SpringBig and Paul Sykes.	8-K	10.7	June 21, 2022	001-40049
10.9†	Purchase Agreement, dated April 29, 2022, between Tuatara Capital Acquisition Corporation and CF Principal Investments LLC.	8-K	10.2	May 02, 2022	001-40049
10.10	Registration Rights Agreement, dated April 29, 2022, between Tuatara Capital Acquisition Corporation and CF Principal Investments LLC.	8-K	10.3	May 02, 2022	001-40049
10.11†	Amendment No. 1 to Purchase Agreement, dated July 20, 2022, by and between SpringBig Holdings, Inc. and CF Principal Investments LLC.	S-1	10.11	July 22, 2022	333-266293
10.12	Amendment to Purchase Agreement, dated December 1, 2022, by and between SpringBig Holdings, Inc. and L1 Capital Global Opportunities Master Fund.	8-K/A	10.1	December 01, 2022	001-40049
10.13	Amendment No. 2 to Purchase Agreement, dated December 28, 2022, by and between SpringBig Holdings, Inc. and L1 Capital Global Opportunities Master Fund.	8-K	10.1	December 29, 2022	001-40049
10.14	Settlement Agreement, dated September 7, 2023, by and between Yuzz Buzz, LLC, Jason Wright, and Michael Gross, on the one hand, and SpringBig, Inc., Medici Holdings V, Inc. (f/k/a SpringBig, Inc.), SpringBig Holdings, Inc. and Jeffrey Harris, on the other hand.	8-K	10.1	September 13, 2023	001-40049
10.15	Standard Merchant Cash Advance Agreement, dated as of July 25, 2023, by and between SpringBig Holdings, Inc. and Cedar Advance LLC.	10-Q	10.2	November 13, 2023	001-40049
10.16	Agreement for the Purchase and Sale of Future Receipts, dated as of October 13, 2023, by and between SpringBig, Inc. and Agile Capital Funding LLC.	10-Q	10.3	November 13, 2023	001-40049

10.17	Debt Settlement Agreement, dated as of January 16, 2024, by and among SpringBig Holdings, Inc., SpringBig, Inc. and L1 Capital Global Opportunities Master Fund.	8-K	10.1	January 24, 2023	001-40049
10.18	Note Purchase Agreement, dated January 23, 2024, by and among SpringBig Holdings, Inc. and the purchasers party thereto.	8-K	10.2	January 24, 2023	001-40049
10.19	Registration Rights Agreement, dated January 23, 2024, by and among SpringBig Holdings, Inc. and the investors party thereto.	8-K	10.3	January 24, 2023	001-40049
10.20	Director Nomination Agreement, dated January 23, 2024, by and among SpringBig Holdings, Inc., Shalcor Management, Inc. and Lightbank II, L.P.	8-K	10.1	January 29, 2023	001-40049
21.1*	Subsidiaries of SpringBig Holdings, Inc.
23.1*	Consent of Marcum LLP, Independent Registered Public Accounting Firm of SpringBig Holdings, Inc.
24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
SpringBig Holdings, Inc. 2022 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 28, 2023).
		DEF 14A	Appendix B	April 28, 2023	001-40049
99.2	Form of Restricted Stock Unit Agreement.	S-8	99.2	August 22, 2022	333-267011
101.INS*	XBRL Instance Document[2]
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SpringBig Holdings, Inc.

By:	/s/ Jeffrey Harris
Name:	Jeffrey Harris
Title:	Chief Executive Officer
(Principal Executive Officer)
Date:	April 01, 2024

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

Name	Title	Date

/s/ Jeffrey Harris	Chief Executive Officer and Director (principal executive officer)	April 1, 2024
Jeffrey Harris

/s/ Paul Sykes	Chief Financial Officer (principal financial officer and principal accounting officer)	April 1, 2024
Paul Sykes

/s/ Shawn Dym	Director	April 1, 2024
Shawn Dym

/s/ Matthew Sacks	Director	April 1, 2024
Matthew Sacks

/s/ Sergey Sherman	Director	April 1, 2024
Sergey Sherman