Form 10-Q
period 2024-03-31
SpringBig Holdings, Inc.
filed 2024-05-14
CIK 1801602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes    No
As of May 14, 2024, there were 45,594,864 shares of common stock, $0.0001 par value issued and outstanding.

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

Item 1. Financial Statements
SPRINGBIG HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)	(audited)
	(In thousands except share data)
ASSETS
Assets
Current assets:
Cash and cash equivalents	$1,668	$331
Accounts receivable, net	3,211	2,948
Contract assets	255	273
Prepaid expenses and other current assets	588	893
Total current assets	5,722	4,445
Operating lease assets	3,031	340
Property and equipment, net	325	320
Total assets	$9,078	$5,105

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities:
Accounts payable	$2,040	$2,925
Accrued expense and other current liabilities	1,767	1,951
Short-term cash advances	1,195	1,925
Current maturities of long-term debt	—	4,360
Deferred payroll tax credits	1,751	1,751
Deferred revenue	2	—
Related party payable	—	540
Operating lease liability, current	329	99
Total current liabilities	7,084	13,551
Long-term debt, non-current	7,198	—
Operating lease liability, non-current	2,815	225
Warrant liabilities	6	3
Total liabilities	$17,103	$13,779

Commitments and Contingencies

Stockholders’ Deficit
Common stock par value $0.0001 per share, 300,000,000 authorized at March 31, 2024; 45,594,864 issued and outstanding as of March 31, 2024; (300,000,000 authorized at December 31, 2023; 45,339,762 issued and outstanding as of December 31, 2023)	4	4
Additional paid-in-capital	28,119	27,887
Accumulated deficit	(36,148)	(36,565)
Total stockholders’ deficit	$(8,025)	$(8,674)
Total liabilities and stockholders’ deficit	$9,078	$5,105

The accompanying notes are an integral part of these condensed consolidated financial statements

SPRINGBIG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2024	2023

	(In thousands, except share and per share data)

Revenues	$6,474	$7,157
Cost of revenues	1,794	1,350
Gross profit	4,680	5,807
Operating expenses
Selling, servicing and marketing	1,527	2,478
Technology and software development	1,666	2,300
General and administrative	1,769	2,757
Total operating expenses	4,962	7,535

Loss from operations	(282)	(1,728)

Interest income	4	10
Interest expense	(875)	(391)
Gain on note repurchase	1,573	—
Change in fair value of warrants	(3)	(153)
Income (loss) before income tax	417	(2,262)
Income tax expense	—	—
Net income (loss)	$417	$(2,262)
Net income (loss) per common share:
Basic	$0.01	$(0.08)
Diluted	$0.01	$(0.08)

Weighted-average common shares outstanding
Basic	45,432,272	26,803,839
Diluted	77,315,056	26,803,839

The accompanying notes are an integral part of these condensed consolidated financial statements

SPRINGBIG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT (UNAUDITED)

Three Months Ended March 31, 2024

	Common Stock		Additional Paid-in-	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2023	45,339,762	$4	$27,887	$(36,565)	$(8,674)
Stock-based compensation	—	—	195	—	195
Issuance of common stock*	255,102	—	37	—	37
Net income	—	—	—	417	417
Balance at March 31, 2024	45,594,864	$4	$28,119	$(36,148)	$(8,025)

* Common shares issued in exchange for services rendered.

Three Months Ended March 31, 2023

	Common Stock		Additional Paid-in-	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2022	26,659,711	$3	$22,701	$(26,332)	$(3,628)
Stock-based compensation	—	—	162	—	162
Exercise of stock options	281,130	—	113	—	113
Net loss	—	—	—	(2,262)	(2,262)
Balance at March 31, 2023	26,940,841	$3	$22,976	$(28,594)	$(5,615)

The accompanying notes are an integral part of these condensed consolidated financial statements

SPRINGBIG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$417	$(2,262)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on note repurchase	(1,573)	—
Non-cash interest expense	108	—
Depreciation and amortization	54	66
Discount amortization on convertible note	—	259
Amortization of debt financing costs	116	—
Stock-based compensation	195	162
Bad debt expense	87	169
Accrued interest on convertible notes	117	22
Amortization of operating lease right of use assets	90	123
Change in fair value of warrants	3	153
Changes in operating assets and liabilities:
Accounts receivable	(351)	(448)
Prepaid expenses and other current assets	305	474
Contract assets	18	10
Accounts payable and other liabilities	(1,505)	363
Deferred payroll tax credits	—	1,442
Operating lease liabilities	39	(126)
Deferred revenue	2	(28)
Net cash provided by (used in) operating activities	(1,878)	379

Cash flows from investing activities:
Purchase of convertible note	—	(3)
Purchases of property and equipment	(59)	(9)
Net cash used in investing activities	(59)	(12)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	6,400	—
Repayment of convertible notes	(2,895)	(1,457)
Proceeds from issuance of term notes	1,600	—
Repayment of short-term cash advance	(730)	—
Repayment of related party payable	(540)	—
Cost of convertible and term note issuance	(561)	—
Proceeds from exercise of stock options	—	113
Net cash provided by (used in) financing activities	3,274	(1,344)

Net increase (decrease) in cash and cash equivalents	1,337	$(977)
Cash and cash equivalents at beginning of period	331	3,546
Cash and cash equivalents at end of period	$1,668	$2,569

Supplemental cash flows disclosures
Interest paid	$589	$132
Common stock issued for services rendered relating to debt financing	$37	$—
Accrued cost of debt issuance	$319	$—
Obtaining a right-of-use asset in exchange for a lease liability	$2,781	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

SPRINGBIG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Beginning June 15, 2022, the ticker symbols for the Company’s common stock and publicly traded warrants were changed to “SBIG” and “SBIGW,” respectively, and commenced trading on The Nasdaq Capital Market.

On September 1, 2023, the Board of Directors of SpringBig Holdings, Inc. determined that it would not be in the best interest of the Company or its shareholders to meet the continued listing requirements of the Nasdaq Capital Market, and the Company notified the Nasdaq Stock Market LLC (“Nasdaq”) that it was withdrawing its appeal of the Nasdaq Listings Qualification staff’s delist determination dated March 7, 2023, for the Company’s failure to meet the market value of listed securities requirement in the Nasdaq Listing Rules.

The Company’s common stock is now quoted for trading on the OTCQX® Best Market and its public warrants are now quoted for trading on the OTC Pink Market under their current trading symbols “SBIG” and “SBIGW,” respectively. The Company’s common stock started trading on the OTCQX® Best Market on September 6, 2023. The Company remains a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The unaudited condensed consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosure information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for future periods or for the year ending December 31, 2024.

The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2023, as reported in the 2023 Annual Report on Form 10-K.

Going Concern and Liquidity

Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $36.1 million as of March 31, 2024. Cash flows used in operating activities were $1.9 million for the three months ended March 31, 2024. As of March 31, 2024, the Company had a working capital deficit of approximately $1.4 million, inclusive of $1.7 million in cash and cash equivalents to cover overhead expenses.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors but not limited to, cash and cash equivalents, increase in revenue through increased usage by customers and new customers and strategic capital raises. The ultimate success of these plans is not guaranteed.

Based on management projections and cash on hand, we estimate that our liquidity and cash resources are sufficient for our current and projected financial needs for the next twelve months, at a minimum.

The accompanying condensed consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

Foreign Currency

We translate the condensed consolidated financial statements of our foreign subsidiaries, which have a functional currency in the respective country’s local currency, to U.S. dollars using month-end exchange rates for assets and liabilities and actual exchange rates for revenue, costs and expenses on the date of the transaction.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Certain accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different acceptable assumptions would yield different results. Changes in the accounting estimates are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary. We believe that the assumptions and estimates associated with income taxes, equity-based compensation (including issuance of common stock for services rendered), and allowance for credit losses have the greatest potential impact on our consolidated financial statements. Therefore, we consider the policies related to these financial areas to be our critical accounting policies.

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

We perform ongoing credit evaluations of our customers’ financial condition and require no collateral from our customers. We maintain a credit loss reserve for expected credit losses based upon the expected collectability of accounts receivable balances. See Effective Accounting Pronouncements within this Note below for further information.
We had one customer representing 14% of our total revenues for the three months ended March 31, 2024 and the same customer represented more than 12% of total revenues for the three months ended March 31, 2023.

At March 31, 2024, we had two customers representing 23% of accounts receivable and the same two customers represented 30% of accounts receivable at December 31, 2023.

We had one vendor representing 60% of cost of goods sold for the three months ended March 31, 2024 and the same vendor represented 75% of cost of goods sold for the three month period ended March 31, 2023.

We had one vendor representing 26% of accounts payable as of March 31, 2024. At December 31, 2023, two vendors represented 30% of accounts payable.

Deferred Financing Costs

On January 23, 2024, the Company issued $6.4 million aggregate principal amount of 8% Secured Convertible Notes and $1.6 million aggregate principal amount of 12% Secured Term Notes. See Note 9. The expenses directly related to issuance of this debt, including investment bank advisory fees, legal fees and other advisory fees, have been deferred and will be expensed over the two year term of the debt up to January 2026.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. The Company maintains its cash with three commercial banks.

As of March 31, 2024, the Company exceeded the federally insured limits of $250,000 for interest and non-interest bearing deposits. The Company had cash balances with a single financial institution in excess of the FDIC insured limits by amounts of $1.3 million as of March 31, 2024. We monitor the financial condition of such institution and have not experienced any losses associated with these accounts.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
	(unaudited)	(audited)
Accounts receivable	$4,005	$3,690
Unbilled receivables	854	853
Total receivables	4,859	4,543
Less allowance for doubtful accounts	(1,648)	(1,595)
Accounts receivable, net	$3,211	$2,948

Bad debt expense was $87,000 and $169,000 for the three months ended March 31, 2024 and 2023, respectively, and is included in general and administrative expenses.

The following table details the activity related to the Company’s allowance for credit losses for the quarter ending March 31, 2024 (in thousands).

Allowance for credit losses
Outstanding Balance, December 31, 2023	$1,595
Current-period provision (release) for expected credit losses	53
Write-offs charged against the allowance, net of recoveries and other	—
Outstanding Balance, March 31, 2024	$1,648
NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
	(unaudited)	(audited)
Prepaid insurance	$109	$379
Other prepaid expenses	390	425
Deposits	89	89
	$588	$893

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
	(unaudited)	(audited)
Computer equipment	$448	$416
Furniture & fixtures	176	149
Data warehouse	286	286
Software	197	197
Total cost	1,107	1,048
Less accumulated depreciation and amortization	(782)	(728)
Property and equipment, net	$325	$320
The useful life of computer equipment, software, furniture and fixtures, and the data warehouse is three years.

Depreciation and amortization expense for the three months ended March 31, 2024 and 2023 was $54,000 and $66,000, respectively. The amounts are included in general and administrative expenses in the condensed consolidated statements of operations.

NOTE 6 – CONVERTIBLE NOTE RECEIVABLE

In April 2022, the Company purchased $250,000 in aggregate principal amount of convertible promissory note due April 1, 2026 (the “Convertible Note Receivable”). The Convertible Note Receivable accrued interest at the rate of 5% per annum on the principal amount of the Convertible Note Receivable. The Company determined that the fair value of the Convertible Note was $0 at December 31, 2023. The loss of $272,000, including $22,000 of accrued interest income, was recorded in interest expense on the Company’s condensed consolidated statements of operations for the year ended December 31, 2023.

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
	(unaudited)	(audited)
Accrued wages, commission and bonus	$270	$393
Accrued professional fees	95	176
Deferred financial advisory fees	1,000	1,000
Other liabilities	402	382
	$1,767	$1,951

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company incurred software development and information technology related costs to a vendor related through common ownership to a major stockholder of approximately $2,000 for the three months ended March 31, 2024, and $4,000 for the three months ended March 31, 2023, respectively, and the related expense is recorded to technology and software development costs on the condensed consolidated statement of operations. Amounts due to this related party were $2,000 and $2,000 at March 31, 2024 and December 31, 2023, respectively.

The $540,000 related party payable at December 31, 2023, was repaid in January 2024, following completion of the issuance of $6.4 million aggregate principal amount of 8% Secured Convertible Notes and $1.6 million aggregate principal amount of 12% Secured Term Notes.

Jeffrey Harris, CEO, and Paul Sykes, CFO, both participated in the debt financing transaction completed on January 23, 2024. Jeffrey Harris purchased $320,000 8% Secured Convertible Notes, due 2026, and $80,000 12% Secured Term Notes, due 2026. Paul Sykes purchased $25,000 8% Secured Convertible Notes, due 2026, and $6,250 12% Secured Term Notes, due 2026.

There are two members of the board of directors at March 31, 2024, who are related parties to investors in the debt financing transaction completed on January 23, 2024. In aggregate these investors purchased $5.2 million 12% Secured Convertible Notes and $1.3 million 8% Secured Term Notes.

NOTE 9 – LONG-TERM DEBT

The table below presents the components of outstanding debt (in thousands):

	March 31,	December 31,
	2024	2023
	(unaudited)	(audited)
12% Secured Term Notes, due January 23, 2026	$1,600	$—
8% Secured Convertible Notes, due January 23, 2026	6,400	—
	$8,000	$—
Less: Deferred financing fees, net	(802)	—
	$7,198	$—

On January 23, 2024, the Company issued $1.6 million aggregate principal amount of 12% Secured Term Notes and $6.4 million aggregate principal amount of 8% Secured Convertible Notes to a group of investors.

The 12% Secured Term Notes, due in January 2026, accrue interest payable in cash semi-annually. The 8% Secured Convertible Notes accrue interest which is added to the outstanding principal balance annually.

The 8% Secured Convertible Notes are convertible into common stock at a conversion price of $0.15 per share at the holder’s option any time up to the day prior to maturity in January 2026.

The 12% Secured Term Notes and 8% Secured Convertible Notes rank pari passu and are secured on substantially all the assets of the Company.

The 12% Secured Term Notes and 8% Secured Convertible Notes include restrictive covenants that, among other things, limit the ability of the Company to incur additional indebtedness and guarantee indebtedness; incur liens or allow mortgages or other encumbrances; prepay, redeem, or repurchase certain other debt; pay dividends or make other distributions or repurchase or redeem our capital stock; sell assets or enter into or effect certain other transactions (including a reorganization, consolidation, dissolution or similar transaction or selling, leasing, licensing, transferring or otherwise disposing of assets of the Company or its subsidiaries) and also contain customary events of default.

The Company recorded $233,000 of interest expense in connection with the 12% Secured Term Notes and 8% Secured Convertible Notes for the three months ended March 31, 2024.

NOTE 10 – 6% SENIOR SECURED CONVERTIBLE NOTES

In connection with the business combination, on June 14, 2022, the Company issued $11.0 million in aggregate principal amount of Senior Secured Original Issue Discount Convertible Note, due June 14, 2024 (the “Secured Convertible Notes”), issued at a discount of $1.0 million, with proceeds of $10.0 million received on the Closing Date.

A warrant representing 586,890 shares of common stock of the Company (the “Convertible Warrant”) with a fair value of $839,000 as at the date of the business combination was also issued in a private placement with the purchaser party thereto. To determine the fair value of the Convertible Warrant, the Company performed a Black-Scholes calculation as of June 14, 2022 using a stock price of $4.28, a strike price of $12.00, a risk free rate of 3.61%, annualized volatility of 65%, and a time to maturity of five years.

On January 16, 2024, the Company and the noteholder executed an agreement for the Company to repurchase the outstanding note and associated warrants, and on January 23, 2024, the note and associated warrants were repurchased for $2.9 million. As such, the outstanding principal on the Secured Convertible Notes at March 31, 2024 was $0. At December 31, 2023, the outstanding principal of the Secured Convertible Notes was $5.1 million with a carrying value of $4.4 million, net of discount of $0.7 million. The Company recorded a $1.6 million gain on repurchase of the note for the three months ended March 31, 2024.

The Company recorded $14,000 and $402,000 of interest expense in connection with the Senior Secured Convertible Notes for the three months ended March 31, 2024 and March 31, 2023, respectively.

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

At March 31, 2024 and December 31, 2023, the estimated fair value of the warrants was $6,400 and $3,200, respectively.

The Company recorded a change in fair value loss of approximately $3,000 and $153,000 for the three months ended March 31, 2024 and 2023, respectively.

The fair value is determined in accordance with ASC 820, Fair Value Measurement. See Note 17, Fair Value Measurements, to the accompanying condensed consolidated financial statements for further information.

NOTE 12 – REVENUE RECOGNITION

The following table represents our revenues disaggregated by type (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue
Brand revenue	$59	$295
Retail revenue	6,415	6,862
Total revenue	$6,474	$7,157

Geographic Information

Revenue by geographical region consist of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Brand revenue
United States	$59	$294
Canada	—	1
Retail revenue
United States	6,273	6,663
Canada	142	199
	$6,474	$7,157

Revenues by geography are generally based on the country of the Company’s contracting entity. Total United States revenue was approximately 98% of total revenue for the three months ended March 31, 2024 and 97% for the three months ended March 31, 2023.

NOTE 13 – CONTRACT ASSETS AND LIABILITIES

Contract assets consisted of the following as of (in thousands):

	March 31,	December 31,
	2024	2023
	(unaudited)	(audited)
Deferred sales commissions	$255	$273

The movement in the contract assets during the three months ended March 31, 2024 and the year ended December 31, 2023, comprised the following (in thousands):

	March 31,	December 31,
	2024	2023
	(unaudited)	(audited)
Contract assets at start of the period	$273	$333
Expense deferred during the period	36	165
(Less) amounts expensed during the period	(54)	(225)
Contract assets at end of the period	$255	$273

NOTE 14 – STOCK BASED COMPENSATION

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

At the annual shareholder meeting on June 13, 2022, the Company shareholders approved an amendment to the 2022 Incentive Plan to add an automatic annual increase in the number of shares authorized for issuance of up to 5% of the number of the Company’s common stock issued and outstanding on December 31 of the immediately preceding calendar year, beginning with the fiscal year ending December 31, 2023; provided that the annual increase with respect to the fiscal year ending December 31, 2023, which is 1,332,986 shares of common stock, took effect on the first business day following the annual shareholder meeting.

The number of shares automatically added to the number of shares authorized for issuance on January 1, 2024, was 2,266,988, being 5% of the number of the Company’s common stock issued and outstanding on December 31, 2023. The total number of shares of common stock authorized for issuance under the 2022 Incentive Plan is 5,125,149 as of March 31, 2024.

Prior to the closing of the merger, Legacy SpringBig maintained an equity incentive plan (the “Legacy Incentive Plan”), which was originally established effective December 1, 2017. SpringBig has not granted any additional awards under the Legacy Incentive Plan following the business combination.

The following table summarizes information on stock options outstanding as of March 31, 2024 under the Legacy Incentive Plan:

	Options Outstanding		Options Vested and Exercisable
	Number of Options	Weighted Average Exercise Price (Per Share)	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (Per Share)
Outstanding Balance, January 1, 2024	2,271,894	$0.57	2,244,102	4.81	$0.56
Options granted	—
Options exercised	—	$—
Options forfeited	(2,964)	$1.26
Options cancelled	—	$—
Outstanding Balance, March 31, 2024	2,268,930	$0.57	2,255,034	4.57	$0.57

During the three months ended March 31, 2024 and 2023, compensation expense recorded in connection with the Legacy Incentive Plan was $17,000 and $30,000, respectively. These charges are recorded in administrative expense on the condensed consolidated statements of operations.

No options were exercised during the three months ended March 31, 2024. As of March 31, 2024, the intrinsic value of the 2,255,034 options outstanding and exercisable was $0. As of March 31, 2024, the total compensation cost related to non-vested awards not yet recognized was $17,000 with a weighted-average period of.0.25 years over which it is expected to be recognized.

The following table summarizes information on Restricted Stock Units outstanding as of March 31, 2024 under the 2022 Incentive Plan:

	Restricted Stock Units Outstanding
	Number of RSUs	Weighted Average Fair Value (Per Share)	Weighted Average Vesting (Years)
Outstanding Balance, December 31, 2022	725,000	$1.97	2.5
RSUs granted	1,989,000	0.56
RSUs forfeited	(276,836)	1.28
RSUs vested and common stock issued	(225,655)	$1.97
Outstanding Balance, December 31, 2023	2,211,509	$0.80
RSUs forfeited	(50,000)	0.80
Outstanding Balance, March 31, 2024	2,161,509	$0.79	1.9

During the three months ended March 31, 2024 and 2023, compensation expense recorded in connection with the 2023 Incentive Plan was $178,000 and $132,000, respectively. The expense is reported within general and administrative expenses. The remaining expense of approximately $1.1 million will be recognized in future periods through September 2026. The Restricted Stock Units vest one-third on each of the first, second, and third anniversary after issuance.

NOTE 15 – LEASES

The Company leases office facilities in Boca Raton, Florida, Seattle, Washington and Ontario, Canada under non-cancelable operating lease agreements. The leases require monthly payments ranging from $4,000 to $48,000 and expire on various dates through February 2032. In addition to minimum rent, the Company is required to pay a proportionate share of operating expenses under these leases.

In June 2022, the Company entered into a new lease which became effective on January 1, 2024 after completion of leasehold improvements. The new lease term is for 98 months and monthly rental payments range from $38,000 to $48,000 over the life of the lease.

As of March 31, 2024, and December 31, 2023, the following amounts were presented on the Company’s condensed consolidated balance sheets in accordance with ASC 842 - Lease Accounting (in thousands):

	March 31,	December 31,
	2024	2023
	(unaudited)	(audited)
Balance Sheet
Assets:
Right of use asset - operating lease	$3,031	$340
Liabilities
Current	329	99
Non-current	2,815	225
Total operating lease liability	$3,144	$324

For the three months ended March 31, 2024 and March 31, 2023, the Company’s operating lease cost was $160,000 and $133,000, respectively. Other information pertaining to capitalized assets and liabilities under the leasing standard is as follows (in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Other information
Operating lease cost	$160	$133
Operating cash flows paid to operating leases	$31	$126
Right-of-use assets in exchange for new operating lease liabilities	$2,781	$—
Weighted-average remaining lease term — operating leases (months)	89.9	17.9
Weighted-average discount rate — operating leases	9.05%	5.67%

As of March 31, 2024, the Company’s lease liabilities mature as follows:

Fiscal Year:	Operating Leases
2024	$434
2025	595
2026	592
2027	504
Thereafter	2,278
Total lease payments	4,403
Less Imputed Interest	(1,259)
Present value of lease liabilities	$3,144

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

Employee Retention Payroll Tax Credits

In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide economic and other relief as a result of the COVID-19 pandemic. The CARES Act includes, among other items, provisions relating to refundable employee retention payroll tax credits. Due to the complex nature of the employee retention credit computations, any benefits we may receive are uncertain and may significantly differ from our current estimates. We plan to record any benefit related to these credits upon both the receipt of the benefit and the resolution of the uncertainties, including, but not limited to, the completion of any potential audit or examination, or the expiration of the related statute of limitations. During the three months ended March 31, 2023, we received $2.0 million related to these credits, recognized $0.6 million as an offset related to operating expenses thorough accounts payable, and we have deferred recognition of remaining $1.4 million, which is recorded in current liabilities on the accompanying condensed consolidated balance sheets.

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

Liabilities measured at fair value on a recurring basis

The balances of the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2024, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Public warrants	6	—	—	6
	$6	$—	$—	$6

The balances of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2023, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Public warrants	3	—	—	3
	$3	$—	$—	$3

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

The Company utilizes a fair value approach to account for its warrants based on the quoted price at March 31, 2024, the calculation is consistent with ASC 820, Fair Value Measurement, with changes in fair value recorded in current earnings.

At March 31, 2024, the value of the public warrants was approximately $6,400 using a closing price of $0.0004.

Changes in Fair Value

The following tables provides a roll-forward in the changes in fair value in the public warrants for the three months ended March 31, 2024 (in thousands):

Warrants
Balance, January 1, 2024	$3
Change in fair value	3
Balance, March 31, 2024	$6
Changes in fair value included in earnings for the period relating to liabilities held at March 31, 2024	$3

There were no transfers of financial liabilities between levels of the fair value hierarchy during the three months ended March 31, 2024.

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

NOTE 19 – NET INCOME (LOSS) PER SHARE

As of March 31, 2024 and 2023, there were 45,594,864 and 26,940,841 shares of common stock issued and outstanding, respectively.

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period on a basic and diluted basis.

The following table reconciles actual basic and diluted income (loss) per share for the three months ended March 31, 2024 and 2023, respectively (in thousands, except share and per share data).

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income (loss) for basic net income (loss) calculation	$417	$(2,262)
Effect of dilutive securities:
Interest expense on Convertible Notes	85	—
Net income (loss) for diluted net income (loss) calculation	$502	$(2,262)
Denominator
Denominator for basic net income (loss) per share, weighted average	45,432,272	26,803,839
Effect of dilutive securities:
Convertible notes stock conversion, weighted average as converted	31,882,784	—
Denominator for diluted net income per share	77,315,056	26,803,839
Net income (loss) per common share
Basic	$0.01	$(0.08)
Diluted	$0.01	$(0.08)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net income per common share for the three months ended March 31, 2024 and the net loss per common share for the three months ended March 31, 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Shares unvested and subject to exercise of stock options	13,896	120,431
Shares subject to outstanding common stock options	2,255,034	2,945,020
Shares subject to convertible notes stock conversion	—	695,261
Shares subject to warrants stock conversion	16,000,000	16,586,980
Shares subject to contingent earn out	10,500,000	10,500,000
Restricted stock units	2,161,509	1,314,000

NOTE 20 – BENEFIT PLAN

The Company maintains a safe harbor 401(k) retirement plan for the benefit of its employees. The plan allows participants to make contributions subject to certain limitations. Company matching contributions were $96,000 and $158,000 for the three months ended March 31, 2024 and 2023, respectively.

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

NOTE 22 – SUBSEQUENT EVENTS

Management has considered subsequent events through May 14, 2024, the date this report was issued, and there were no events that required additional disclosure.

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

SpringBig serves approximately 1,200 retail and brand clients across more than 2,600 distinct retail locations in North America. Our clients distribute more than 570 million messages annually, via text, push or email, and in the last year more than $7.9 billion of gross merchandise value was accounted for by clients utilizing our platform.

On June 14, 2022, SpringBig Holdings, Inc., a Delaware corporation (formerly known as Tuatara Capital Acquisition Corporation), consummated a business combination of Tuatara and Legacy SpringBig, a Delaware corporation. Pursuant to the merger agreement, prior to the closing of the business combination, Tuatara changed its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. Prior to the closing date, and in connection with the Closing, Tuatara changed its name to SpringBig Holdings, Inc.

As a consequence of the business combination, Legacy SpringBig became the successor to an SEC-registered and Nasdaq-listed company, which required us to implement procedures and processes to address public company regulatory requirements and customary practices. On September 5, 2023, SpringBig Holdings, Inc. was delisted from the Nasdaq Capital Market and its common stock is now quoted for trading on the OTCQX® Best Market.

Key Operating and Financial Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following is our analysis for the three months ended March 31, 2024 and 2023, in thousands:

	Three Months Ended March 31,
	2024	2023
Revenue	$6,474	$7,157
Net income (loss)	417	(2,262)
Adjusted EBITDA	150	(1,331)

Number of retail clients	1,207	1,366
Net revenue retention	89%	100%
Number of messages (million)	637	488

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

Number of Messages Sent. We believe that the volume of messages sent is important as it indicates the frequency of use and level of engagement of our platform by our clients. Messages are distributed by text, email, and direct push notifications to mobile applications.

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

A reconciliation of net loss before taxes to non-GAAP EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$417	$(2,262)
Interest income	(4)	(10)
Interest expense	875	391
Depreciation expense	54	66

EBITDA	1,342	(1,815)

Stock-based compensation*	195	162
Bad debt expense	87	169
Gain on repurchase of convertible debt	(1,573)	—
Severance and related payments	96	—
Change in fair value of warrants	3	153

Adjusted EBITDA	$150	$(1,331)
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

Components of Our Results of Operations

Revenue

SpringBig provides its retail customers with access to an integrated platform that provides all the functions of the Company’s proprietary software, which uses proprietary technology to send text, email, and push messages to the customer’s contacts. This access is provided to customers under a contract, with revenue generated from monthly subscriptions for credits (up to the pre-contracted amount) and optional purchases of additional credits.

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

Technology and Software Development Expenses

Technology and software development costs consist of salaries and benefits for employees, including engineering and technical teams who are responsible for building new products, as well as maintaining and improving existing products. We evaluate whether to capitalize certain costs associated with technology and software development in accordance with ASC 350-40, Intangibles – Goodwill and Other – Internal Use Software, but these are limited in quantum as we are constantly and regularly making enhancements to our technology platform and do not consider them appropriate to be capitalized. To the limited extent any costs are capitalized, the costs are generally amortized over a three-year period commencing on the date that the specific software product is placed in service. We believe that continued investment in our platform is important for our growth.

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

Results of Operations

Comparison of Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023

The following tables set forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2024	2023	Increase (decrease)	%
	(in thousands)
Revenue	$6,474	$7,157	$(683)	(10)%
Cost of revenue	1,794	1,350	444	33%
Gross profit	4,680	5,807	(1,127)	(19)%
Operating expenses:
Selling, servicing and marketing	1,527	2,478	(951)	(38)%
Technology and software development	1,666	2,300	(634)	(28)%
General and administrative	1,769	2,757	(988)	(36)%
Total operating expenses	4,962	7,535	(2,573)	(34)%
Loss from operations	(282)	(1,728)	1,446	(84)%
Interest income	4	10	(6)	(60)%
Interest expense	(875)	(391)	(484)	nm
Gain on note repurchase	1,573	—	1,573	nm
Change in fair value of warrants	(3)	(153)	150	nm
Income (loss) before taxes	417	(2,262)	2,679	nm
Provision for income taxes	—	—	—	—
Income (loss) after taxes	$417	$(2,262)	$2,679	nm
nm-not meaningful
Revenues. Revenues decreased $0.7 million for the three months ended March 31, 2024, representing a 10% year-on-year reduction compared with the same period in 2023. Our subscription revenue was $5.4 million for the three months ended March 31, 2024 compared with $5.7 million in the same quarter in 2023, representing 4% year-over-year decline and is impacted by the Company having to cease providing access to our platform to clients who became delinquent in their payments. The excess use revenue also declined, by 28% year-over-year due to the weaker economy in particular impacting the cannabis sector and our clients being budget-conscious in limiting their messaging activity to within the volumes of their subscription. Our revenue from Brands clients decreased from $0.3 million in the three months ended March 31, 2024, as compared to $0.1 million for the three months ended March 31, 2023. SpringBig expanded its product offerings during the quarter, including the introduction of a paid-for consumer VIP loyalty tier that retail clients can operate in conjunction with their standard loyalty program, and in the three months ended March 31, 2024, we derived revenue from this new product and envisage significant future growth.

The Company's net revenue retention rate was 89% for the three months ended March 31, 2024, compared with 100% for the three months ended March 31, 2023, reflecting the challenging macroeconomic conditions of the cannabis market and the financial stress of some of our retail clients leading to the Company having to suspend or cease some access to our platform.

Gross Profit. Gross profit decreased by $1.1 million to $4.7 million for the three months ended March 31, 2024 from $5.8 million for the three months ended March 31, 2023, representing a 19% year-on-year reduction. In part this reduction was due to the $0.7 million decline in revenues and additionally our cost of revenue increased by $0.4 million due to higher messaging distribution costs which represent the main expense in our cost of revenue. The gross profit margin reduced from 81% for the three months ended March 31, 2023 to 72% for the three months ended March 31, 2024.

Operating Expenses. The Company has focused on right-sizing the operating expenses of the business over the course of the past eighteen months to accelerate our path to profitability in the challenging macroeconomic conditions that prevail across the cannabis market, and which impacts revenue in the near-term.

Our operating expenses decreased by $2.6 million, or 34%, for the three months ended March 31, 2024 compared with the same period in 2023.

Selling, servicing and marketing expenses decreased by $1.0 million, or 38%, for the quarter ended March 31, 2024, compared to the same period in 2023, due to lower compensation expense as a result of lower employee headcount.

Technology and software development expenses decreased by $0.6 million, or 28%, for the quarter ended March 31, 2024, compared to the same period in 2023, with the decrease being attributable to lower expenses associated with the use of offshore contract developers and a small reduction in compensation expense.

General and administrative expenses decreased by $1.0 million, or 36%, for the quarter ended March 31, 2024, compared to the same period in 2023, with the decrease being largely attributable to lower costs, including insurance, directors fees and legal and accounting advisory fees, due to being quoted for trading on the OTCQX® Best Market rather than listed on the Nasdaq Capital Market.

Interest Expense. Interest expense was $0.9 million for the quarter ended March 31, 2024, compared with $0.4 million for the quarter ended March 31, 2023, with the increase being due to interest payable cash advances used as bridging finance prior to completing the transaction to raise $8.0 million of debt financing. The cash advances are being repaid weekly and will be fully repaid by the end of the third quarter of 2024.

Gain on note repurchase. The gain on the repurchase of the 6% Senior Secured Note is the difference between the cash paid to repurchase the entire obligation of $2.9 million and the outstanding principal and accrued interest of $5.2 million, less unamortized discounts and warrant value of $0.7 million.

Change in fair value of warrants. The liability relating to warrants issued by SpringBig is included on the balance sheet at the fair value prevailing at the end of the accounting period and any change in value is reported in the income statement. As at March 31, 2024, the market value of the public warrants, which are quoted for trading on the OTC Pink Market, was $0.0004 per warrant compared with $0.0002 at December 31, 2023. The increase in value, which is recognized as an expense in our income statement for the three months ended March 31, 2024, was $3,200.

Liquidity & Capital Resources

We have incurred net losses since inception, and experienced negative cash flows from operations. Prior to the business combination, we financed our operations and capital expenditures primarily through the private sales of equity securities and revenue. The net losses since the business combination have been financed through the capital received because of the business combination, a public equity offering in May 2023, short-term cash advances as described below, and the issuance of $8.0 million Term Notes and Convertible Notes in January 2024. Our primary uses of cash in the short-term are to fund our operations as we continue to grow our business.

On May 31, 2023, SpringBig raised gross cash proceeds of approximately $3.0 million through a public equity offering and in addition $1.25 million of the outstanding principal of the 6% Senior Secured Convertible Note was converted into common shares. In aggregate, 14.0 million common shares were issued, of which, approximately 1.0 million related to conversion of a portion of the 6% Senior Secured Convertible Note to common shares on June 15, 2023. The cash proceeds from the public equity offering, after payment of transaction related fees, were $2.5 million and these funds were in part used to make further repayments of principal of the 6% Senior Secured Convertible Note and in part for general corporate purposes.

On July 25, 2023, the Company entered into an agreement (the “Cash Advance”) with Cedar Advance LLC (“Cedar”) to sell future receivables to Cedar in exchange for an advance of $1.0 million. On November 22, 2023, the Company extended the Cash Advance, receiving a further advance of $0.3 million. As of December 31, 2023, and March 31, 2024, the total outstanding amount payable to Cedar was $1.1 million and $0.6 million, respectively, payable in weekly installments of $30,000 until August 2024.

On October 16, 2023 the Company entered into an agreement (the “ACF Cash Advance”) with Agile Capital Funding, LLC (“ACF”) to sell future receivables to ACF in exchange for an advance of $750,000. On December 7, 2023, the Company extended the ACF Cash Advance, receiving a further advance of $0.5 million. As of December 31, 2023, and March 31, 2024, the total outstanding amount payable to ACF was $1.7 million and $1.1 million, respectively, payable in weekly installments of $55,000 until July 2024.

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

On January 16, 2024, we entered into an agreement with the note holder to repurchase the entire outstanding principal of the 6% Senior Secured Notes and cancel the associated warrants. The outstanding principal and accrued interest was $5.2 million. SpringBig, using a portion of the proceeds from the 8% Convertible Notes, purchased the entire outstanding obligation to the note holder for $2.9 million.

Following these transactions in January 2024, the Company has a stronger and cleaner balance sheet.

The following table summarizes our cash, accounts receivable, and working capital at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$1,668	$331
Accounts receivable, net	3,211	2,948
Working capital	(1,362)	(9,106)

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	$(1,878)	$379
Investing activities	(59)	(12)
Financing activities	3,274	(1,344)
Increase (decrease) in cash and cash equivalents	$1,337	$(977)

Operating Activities

Cash provided by operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation and amortization, non-cash stock compensation expenses, changes in the fair value of financial instruments and the effect of changes in working capital and other activities.

In the three months ended March 31, 2024, the net income was $0.4 million and the cash used in operating activities was $1.9 million. The difference of $2.3 million is due to the $1.6 million gain on the repurchase of the 6% Secured Convertible Note in January 2024, the cash benefit of which is reflected in financing activities, and a $1.3 million increase in working capital (primarily due to reduced payables) being partially offset by $0.6 million of non-cash items (including depreciation, amortization, stock-based compensation and change in the fair value of warrants).

In the three months ended March 31, 2023, the net loss was $2.3 million. The cash provided by operations was $0.4 million, benefiting from the receipt of $1.4 million relating to refundable employee retention payroll tax credits under the Coronavirus Aid, Relief and Economic Security Act (CARES Act), $1.0 million of non-cash items and a $0.3 million reduction in working capital. Due to the complex nature of the employee retention credit computations, we have deferred any benefit related to these credits until we have reasonable certainty, including, but not limited to, the completion of any potential audit or examination or the expiration of the related statute of limitations.

Investing Activities

SpringBig has low capital investment requirements, with our needs being comprised primarily of computer equipment and office furniture and related items. Cash used in investing activities was $59,000 for the three months ended March 31, 2024 and $12,000 for the three months ended March 31, 2023.

Financing Activities

During the three months ended March 31, 2024, the net cash provided by financing activities was $3.3 million. The proceeds of $7.5 million, net of expenses, from the issuance of the $1.6 million aggregate principal amount of 12% Secured Term Notes, due 2026, and $6.4 million aggregate principal amount of 8% Secured Convertible Notes, due 2026, were in part used to repay the 6% Senior Secured Convertible and associated warrants for cash consideration of $2.9 million. The short-term cash advances were repaid by $0.7 million, and we repaid a related party loan of $0.5 million.

During the three months ended March 31, 2023, the net cash used by financing activities of $1.3 million comprised $1.4 million repayment of the 6% Senior Secured Convertible Note partially offset by proceeds of $0.1 million from the exercise of employee stock options.

Off-Balance Sheet Arrangements

At March 31, 2024, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to shareholders.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Certain accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different acceptable assumptions would yield different results. Changes in the accounting estimates are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary. We believe that the assumptions and estimates associated with income taxes, equity-based compensation (including issuance of common stock for services rendered), and allowance for credit losses have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider the policies related to these financial areas to be our critical accounting policies.

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

Stock-Based Compensation

ASC 718, Compensation - Stock Compensation, addresses accounting for share-based awards, including stock options, restricted stock, performance shares and warrant. Stock-based compensation for stock options to employees and non-employees is based upon the fair value of the award on the date of grant. We record forfeitures as they occur. The compensation cost is recognized over the requisite service period, which is generally the vesting period, and is included in general and administrative expenses in the condensed consolidated statements of operations.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07 (Topic 280), Improvements to Reportable Segment Disclosures. The ASU primarily will require enhanced disclosures about significant segment expenses. Additionally, it requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09 (Topic 740), Improvements to Income Tax Disclosures. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as an expansion of other income tax disclosures. The ASU is effective on a prospective basis for annual reporting periods beginning after December 15, 2024. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

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

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer) evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2024, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date. See the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for a description of the Company’s material weaknesses in internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

For a description of developments to legal proceedings during the nine months ended March 31, 2024, see "Litigation" under Note 16, "Commitments and Contingencies" to our condensed consolidated financial statements.

Item 1A. Risk Factors

Our business involves a high degree of risk. You should carefully consider the risks described under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as well as the risks, uncertainties and other information set forth in the reports and other materials filed or furnished by us with the SEC when making investment decisions regarding our securities. We cannot assure you that any of the events discussed therein will not occur. These risks could have a material and adverse impact on our business, prospects, results of operations, financial condition, and cash flows.

Item 2. Unregistered Sales of Equity Securities

On February 27, 2024, the Company issued 255,102 shares of our common stock to Michael Faber. We issued the shares as consideration for advisory services. The Company issued the foregoing securities in transactions not involving an underwriter and not requiring registration under Section 5 of the Securities Act of 1933, as amended, in reliance on the exemption afforded by Section 4(a)(2) thereof.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed/Furnished Herewith	SEC File #
3.1	Certificate of Incorporation of SpringBig Holdings, Inc.	10-K	3.1	April 01, 2024		001-40049
3.2	By-Laws of SpringBig Holdings, Inc.	10-K	3.2	April 01, 2024		001-40049
4.1	Senior Secured Convertible Promissory Note of SpringBig Holdings, Inc., dated as of January 23, 2024.	8-K	4.1	January 24, 2024		001-40049
4.2	Senior Secured Term Promissory Note of SpringBig Holdings, Inc., dated as of January 23, 2024.	8-K	4.2	January 24, 2024		001-40049
10.1	Debt Settlement Agreement, dated as of January 16, 2024, by and among SpringBig Holdings, Inc., SpringBig, Inc. and L1 Capital Global Opportunities Master Fund.	8-K	10.1	January 24, 2024		001-40049
10.2	Note Purchase Agreement, dated January 23, 2024, by and among SpringBig Holdings, Inc. and the purchasers party thereto.	8-K	10.2	January 24, 2024		001-40049
10.3	Registration Rights Agreement, dated January 23, 2024, by and among SpringBig Holdings, Inc. and the investors party thereto.	8-K	10.3	January 24, 2024		001-40049
10.4	Director Nomination Agreement, dated January 23, 2024, by and among SpringBig Holdings, Inc., Shalcor Management, Inc. and Lightbank II, L.P.	8-K	10.1	January 29, 2024		001-40049
31.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
31.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
32.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				**
32.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				**
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				*
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SpringBig Holdings, Inc

By:	/s/ Jeffrey Harris
Name:	Jeffrey Harris
Title:	Chief Executive Officer
(Principal Executive Officer)
Date:	May 14, 2024

By:	/s/ Paul Sykes
Name:	Paul Sykes
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	May 14, 2024