Form 10-Q
period 2024-06-30
SpringBig Holdings, Inc.
filed 2024-08-13
CIK 1801602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒

As of August 12, 2024, there were 46,315,018 shares of common stock, $0.0001 par value issued and outstanding.

SPRINGBIG, INC

i

Part I – Financial Information

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward looking statements. Forward looking statements include our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future cash flows, operating or financial performance or other events. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry and Company, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, results may prove to be materially different. Unless otherwise required by law, we disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report.

Factors that could cause our actual results and our financial condition to differ materially from those indicated in our forward-looking statements include, but are not limited to, the following:

●	trends in the cannabis industry and SpringBig’s market size, including with respect to the potential total addressable market in the industry;

●	SpringBig’s growth prospects;

●	new product and service offerings SpringBig may introduce in the future;

●	our significant working capital deficiency and history of losses; the potential need to raise additional funds to meet our obligations and sustain our operations; the potential inability to achieve profitability in the future; and substantial doubt as to our ability to continue as a going concern;

●	the price of SpringBig’s securities, including volatility resulting from changes in the competitive and highly regulated industry in which SpringBig operates and plans to operate, variations in performance across competitors, changes in laws and regulations affecting SpringBig’s business and changes in the combined capital structure;

●	the ability to implement business plans, forecasts, and other expectations, and identify and realize additional opportunities; and

●	other risks and uncertainties indicated from time to time in filings made with the Securities and Exchange Commission (the “SEC”).

These risks are not exhaustive. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Should one or more of these risks or uncertainties materialize or should any of the assumptions made by the management of SpringBig prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Additional information concerning these and other factors that may impact the operations and projections discussed herein can be found in the section entitled “Risk Factors” and in our periodic filings with the SEC. Our SEC filings are available publicly on the SEC’s website at www.sec.gov.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results, levels of activity and performance as well as other events and circumstances may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Item 1. Financial Statements

SPRINGBIG HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	June 30, 2024	December 31, 2023
	(unaudited)	(audited)

ASSETS
Current assets:
Cash and cash equivalents	$724	$331
Accounts receivable, net of allowance for credit losses of $1,737 and $1,595, respectively	3,223	2,948
Contract assets	252	273
Prepaid expenses and other current assets	525	893
Total current assets	4,724	4,445
Operating lease asset, non-current	2,941	340
Property and equipment, net	282	320
Total assets	$7,947	$5,105
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities:
Accounts payable	$1,602	$2,925
Accrued expenses and other current liabilities	2,041	1,951
Short-term cash advances	510	1,925
Current maturities of debt	7,391	4,360
Deferred payroll tax credits	1,751	1,751
Related party payable	-	540
Operating lease liability, current	341	99
Total current liabilities	13,636	13,551
Operating lease liability, non-current	2,729	225
Warant liabilities	54	3
Total liabilities	16,419	13,779

Stockholders’ Deficit
Common stock par value $0.0001 per shares, 300,000,000 authorized at June 30, 2024; 46,148,026 issued and outstanding as of June 30, 2024; 300,000,000 authorized at December 31, 2023; 45,339,762 issued and outstanding as of December 31, 2023	$4	$4
Additional paid-in-capital	28,319	27,887
Accumulated deficit	(36,795)	(36,565)
Total stockholders’ deficit	(8,472)	(8,674)
Total liabilities and stockholders’ deficit	$7,947	$5,105

The accompanying notes are an integral part of these condensed consolidated financial statements

SPRINGBIG HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$6,612	$7,214	$13,086	$14,371
Cost of revenues	1,915	1,511	3,709	2,861
Gross profit	4,697	5,703	9,377	11,510
Expenses
Selling, servicing and marketing	1,127	2,186	2,654	4,664
Technology and software development	1,270	2,045	2,936	4,345
General and administrative	2,357	3,245	4,126	6,002
Total operating expenses	4,754	7,476	9,716	15,011

Loss from operations	(57)	(1,773)	(339)	(3,501)
Interest income	2	4	6	14
Interest Expense	(544)	(323)	(1,419)	(714)
Gain on note repurchase	-	-	1,573	-
Change in fair value of warrants	(48)	64	(51)	(89)
Loss before income taxes	$(647)	$(2,028)	$(230)	$(4,290)
Income taxes expense	-	-	-	-
Net loss	$(647)	$(2,028)	$(230)	$(4,290)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.06)	$(0.01)	$(0.15)

Weighted-average common shares outstanding:
Basic and diluted	45,721,610	31,489,803	45,576,941	29,159,766

The accompanying notes are an integral part of these condensed consolidated financial statements

SPRINGBIG HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

(UNAUDITED)

Three Months Ended June 30, 2024

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at March 31, 2024	45,594,864	$4	$28,119	$(36,148)	$(8,025)
Stock-based compensation	-	-	200	-	200
RSU vesting	553,162	-	-	-	-
Net loss	-	-	-	(647)	(647)
Balance at June 30, 2024	46,148,026	$4	$28,319	$(36,795)	$(8,472)

Six Months Ended June 30, 2024

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2023	45,339,762	$4	$27,887	$(36,565)	$(8,674)
Stock-based compensation	-	-	395	-	395
RSU vesting	553,162	-	-	-	-
Issue of common stock ^	255,102	-	37	-	37
Net loss	-	-	-	(230)	(230)
Balance at June 30, 2024	46,148,026	$4	$28,319	$(36,795)	$(8,472)

^	Common shares issued in exchange for services rendered

The accompanying notes are an integral part of these condensed consolidated financial statements

SPRINGBIG HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

(UNAUDITED)

Three Months Ended June 30, 2023

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at March 31, 2023	26,940,841	$3	$22,976	$(28,594)	$(5,615)
Stock-based compensation	-	-	205	-	205
Exercise of stock options	446,103	-	161	-	161
Issue of common stock ^	9,900,000	1	2,383	-	2,384
Issue of common stock *	4,115,903	-	1,250	-	1,250
Net loss	-	-	-	(2,028)	(2,028)
Balance at June 30, 2023	41,402,847	$4	$26,975	$(30,622)	$(3,643)

^	Equity raise for cash, net of issuance costs
*	Conversion of Senior Secured Convertible Notes in exchange for common shares

Six Months Ended June 30, 2023

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2022	26,659,711	$3	$22,701	$(26,332)	$(3,628)
Stock-based compensation	-	-	367	-	367
Exercise of stock options	727,233	-	274	-	274
Issue of common stock ^	9,900,000	1	2,383	-	2,384
Issue of common stock *	4,115,903	-	1,250	-	1,250
Net loss	-	-	-	(4,290)	(4,290)
Balance at June 30, 2023	41,402,847	$4	$26,975	$(30,622)	$(3,643)

^	Equity raise for cash, net of issuance costs
*	Conversion of Senior Secured Convertible Notes in exchange for common shares

The accompanying notes are an integral part of these condensed consolidated financial statements

SPRINGBIG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(230)	$(4,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on note repurchase	(1,573)	-
Non-cash interest expense	108	-
Depreciation and amortization	101	131
Discount amortization on convertible note	-	482
Amortization of debt financing costs	203	-
Stock-based compensation expense	395	367
Credit loss expense	167	380
Accrued interest on convertible notes	293	(10)
Amortization of operating lease right of use assets	180	121
Change in fair value of warrants	51	89
Changes in operating assets and liabilities:
Accounts receivable	(442)	(1,493)
Prepaid expenses and other current assets	368	(68)
Contract assets	21	21
Accounts payable and other liabilities	(1,528)	471
Operating lease liabilities	(35)	(130)
Deferred payroll tax credits	-	1,442
Deferred revenue	2	(76)
Net cash used in operating activities	(1,919)	(2,563)

Cash flows from investing activities
Purchase of convertible note	-	(6)
Purchases of property and equipment	(63)	(84)
Net cash used in investing activities	(63)	(90)

Cash flows from financing activities
Proceeds from issuance of convertible notes	6,400	-
Repayment of convertible notes	(2,895)	(2,913)
Proceeds from the issuance of term notes	1,600	-
Repayment of short-term cash advances	(1,415)	-
Repayment of related party payable	(540)	-
Cost of convertible and term note issuance	(775)	-
Proceeds from issuance of common stock	-	2,661
Cost of equity issuance	-	(189)
Proceeds from exercise of stock options	-	274
Net cash provided by (used in) financing activities	2,375	(167)

Net increase/(decrease) in cash and cash equivalents	393	(2,820)
Cash and cash equivalents, at beginning of the period	331	3,546
Cash and cash equivalents, at end of the period	$724	$726

Supplemental cash flows disclosures
Interest paid	$847	$248
Common stock issued for services rendered relating to debt financing	$37	$-
Cost of equity issuance deducted from proceeds	$-	$342
Accrued cost of equity issuance	$-	$88
Obtaining a right-of-use asset in exchange for a lease liability	$2,781	$165
Conversion of convertible note and outstanding interest into common stock	$-	$1,250

The accompanying notes are an integral part of these condensed consolidated financial statements

SPRINGBIG HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS

SpringBig Holdings, Inc. and its wholly owned subsidiaries (the “Company,” “we,” “us,”, “our”, or “SpringBig”) developed a software platform that provides marketing and customer engagement services to cannabis dispensaries and brands throughout the United States and Canada. The Company allows merchants to provide loyalty plans and rewards directly to consumers through an internet portal and mobile applications. Our operational headquarters are in Boca Raton, Florida, with additional offices located in the United States and Canada.

The Company has one direct wholly owned subsidiary, SpringBig, Inc.

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

The unaudited condensed consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosure information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three months and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for future periods or for the year ending December 31, 2024.

The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2023, as reported in the 2023 Annual Report on Form 10-K.

Going Concern and Liquidity

Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $36.8 million as of June 30, 2024. Cash flows used in operating activities were $1.9 million for the six months ended June 30, 2024. As of June 30, 2024, the Company had a working capital deficit of approximately $8.9 million, inclusive of $0.7 million in cash and cash equivalents to cover overhead expenses.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors, including, but not limited to, cash and cash equivalents, increase in revenue through increased usage by customers and new customers and strategic capital raises. The ultimate success of these plans is not guaranteed.

At June 30, 2024, and continuing at the date this report was issued, the Company’s cash balance is below $1 million and therefore the Company is in default pursuant to the terms of the 12% Secured Term Notes and 8% Secured Convertible Notes. The Note holders have the right at their option, which they have not exercised at the date this report was issued, to declare the entire principal amounts outstanding to be due and payable on demand at any time until the default is cured at such time as the Company cash balance is in excess of $1 million. At any time that the Company is in default an incremental amount of interest equivalent to 8% per annum is payable on the 12% Secured Term Notes and 8% Secured Convertible Notes. The Company has classified the Notes as a current liability at June 30, 2024, due to being in default.

Given that until the default is cured, the Note holders have the right to declare the entire principal amounts outstanding to be due and payable, we concluded that until such time there was substantial doubt about our ability to continue to operate as a going concern for the 12 months following the issuance of the accompanying condensed consolidated financial statements.

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Certain accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while the Company have used best estimates based on facts and circumstances available to us at the time, different acceptable assumptions would yield different results. Changes in the accounting estimates are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. The Company reviews these estimates and assumptions periodically and reflects on the effects of revisions in the period that are determined to be necessary. We believe that the assumptions and estimates associated with income taxes, equity-based compensation (including issuance of common stock for services rendered), warrants and allowance for credit losses have the greatest potential impact on our consolidated financial statements. Therefore, the Company consider the policies related to these financial areas to be critical accounting policies.

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

We had one customer representing 14% of our total revenues for the six months ended June 30, 2024, and the same customer represented more than 12% of total revenues for the six months ended June 30, 2023.

At June 30, 2024, we had two customers representing 32% of accounts receivable and the same two customers represented 30% of accounts receivable at December 31, 2023.

We had one vendor representing 89% of cost of goods sold for the six months ended June 30, 2024, and the same vendor represented 80% of cost of goods sold for the six months ended June 30, 2023.

We had one vendor representing 32% of accounts payable as of June 30, 2024. At December 31, 2023, two vendors represented 30% of accounts payable.

Deferred Financing Costs

On January 23, 2024, the Company issued $6.4 million aggregate principal amount of 8% Secured Convertible Notes and $1.6 million aggregate principal amount of 12% Secured Term Notes. See Note 9. The expenses directly related to issuance of this debt, including investment bank advisory fees, legal fees and other advisory fees, have been deferred and will be expensed over the two-year term of the debt up to January 2026.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents.

As of June 30, 2024, the Company exceeded the federally insured limits of $250,000 for interest and non-interest-bearing deposits. The Company had cash balances with a single financial institution in excess of the FDIC insured limits by amounts of $0.2 million as of June 30, 2024. We monitor the financial condition of such institution and have not experienced any losses associated with these accounts.

Allowance for Credit Losses

The Company’s reserve methodology used to determine the appropriate level of the allowance for credit losses (“ACL”) is a critical accounting estimate. The ACL is maintained at a level believed to be appropriate to provide for the current credit losses expected to be incurred related to the Company’s accounts and unbilled receivables at the balance sheet date. The evaluation of expected losses is based on the probability of default using historical loss rates, as well as adjustments for forward-looking information, including industry and macroeconomic forecasts, as required. Management’s current methodology includes utilizing a historical loss rate equivalent to the average loss rate during the preceding forty-eight months and applying this rate to accounts and unbilled receivables at the date of recording. This rate as well as the various quantitative and qualitative factors used in the methodologies are reviewed quarterly.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
	(unaudited)	(audited)
Accounts receivable	$3,988	$3,690
Unbilled receivables	972	853
Total receivables	4,960	4,543
Less allowance for credit losses	(1,737)	(1,595)
Accounts receivable, net	$3,223	$2,948

Credit loss expense was $80,000 and $231,000 for the three months ended June 30, 2024, and 2023, respectively. Credit loss expense was $167,000 and $380,000 for the six months ended June 30, 2024, and 2023, respectively. The amounts are included in general and administrative expenses in the condensed consolidated statements of operations.

The following table details the activity related to the Company’s allowance for credit losses for the six months ending June 30, 2024 (in thousands).

Allowance for credit losses
Outstanding balance, December 31, 2023	$1,595
Current-period provision (release) for expected credit losses	167
Write-offs charged against the allowance, net of recoveries and other	(25)
Outstanding balance, June 30, 2024	$1,737

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
	(unaudited)	(audited)
Prepaid insurance	$102	$379
Other prepaid expense	334	425
Deposits	89	89
	$525	$893

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	June 30, 2024	December 31, 2023
	(unaudited)	(audited)
Computer equipment	$452	$416
Furniture and fixtures	178	149
Data warehouse	286	286
Software	196	197
Total cost	1,112	1,048
Less accumulated depreciation and amortization	(830)	(728)
Property and equipment, net	$282	$320

The useful life of computer equipment, furniture and fixtures, data warehouse and software is three years.

Depreciation and amortization expense for the three and six months ended June 30, 2024, was $47,000 and $101,000, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2023, was $64,000 and $131,000, respectively. The amounts are included in general and administrative expenses in the condensed consolidated statements of operations.

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

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
	(unaudited)	(audited)
Accrued wages, commission and bonus	$302	$393
Accrued professional fees	38	176
Deferred financial advisory fees	1,000	1,000
Other liabilities	701	382
	$2,041	$1,951

NOTE 8 – RELATED PARTY TRANSACTIONS

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

There are three members of the board of directors at June 30, 2024, who are related parties to investors in the debt financing transaction completed on January 23, 2024. In aggregate these investors purchased $5.2 million 12% Secured Convertible Notes and $1.3 million 8% Secured Term Notes.

NOTE 9 – LONG-TERM DEBT

The table below presents the components of outstanding debt (in thousands):

	June 30, 2024	December 31, 2023
	(unaudited)	(audited)
12% Secured Term Notes, due January 23, 2026	$1,600	$-
8% Secured Convertible Notes, due January 23, 2026	6,400	-
	8,000	-
Less deferred financing fees, net	(609)	-
	$7,391	$-

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

Pursuant to the terms of the 12% Secured Term Notes and 8% Secured Convertible Notes, which rank pari passu, the Company is required to maintain a minimum cash balance of $1 million and if this covenant is not satisfied the Company is in default, and the Note holders have default-rights including at their option the right to declare the entire principal amount to become due and payable and that upon the occurrence of any default an incremental 8% interest shall accrue on the 12% Secured Term Notes and 8% Secured Convertible Notes.

At June 30, 2024, the Company cash balance is below the $1 million minimum cash covenant and therefore the debt has been classified in the balance sheet at June 30, 2024, as a current liability.

The Note holders initially waived the incremental default interest until on August 12, 2024, delivering to the Company written notice that they are no longer waiving the incremental default interest. Therefore, the Company will be accruing incremental interest of 8% until the default is cured. The Note holders have not delivered to the Company written notice exercising their option to declare the Notes due and payable.

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

The Company recorded interest expense for the three and six months ended June 30, 2024, of $176,000 and $293,000 respectively, in connection with the 12% Secured Term Notes and 8% Secured Convertible Notes.

NOTE 10 – 6% SENIOR SECURED CONVERTIBLE NOTES

In connection with the business combination, on June 14, 2022, the Company issued $11.0 million in aggregate principal amount of Senior Secured Original Issue Discount Convertible Note, due June 14, 2024 (the “Secured Convertible Notes”), issued at a discount of $1.0 million, with proceeds of $10.0 million received on the Closing Date.

A warrant representing 586,890 shares of common stock of the Company (the “Convertible Warrant”) with a fair value of $839,000 as at the date of the business combination was also issued in a private placement with the purchaser party thereto. To determine the fair value of the Convertible Warrant, the Company performed a Black-Scholes calculation as of June 14, 2022, using a stock price of $4.28, a strike price of $12.00, a risk-free rate of 3.61%, annualized volatility of 65%, and a time to maturity of five years.

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

The Company recorded $14,000 and $238,000 of interest expense in connection with the Senior Secured Convertible Notes for the six months ended June 30, 2024, and June 30, 2023, respectively.

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

At June 30, 2024 and December 31, 2023, the estimated fair value of the warrants was $54,400 and $3,200, respectively.

The Company recorded a change in fair value loss of approximately $48,000 for the three months ended June 30, 2024, and a fair value gain of approximately $64,000 for the three months ended June 30, 2023. and 2023. For the six months ended June 30, 2024, and 2023 the Company recorded a change in fair value loss of $51,000 and $89,000 respectively.

The fair value is determined in accordance with ASC 820, Fair Value Measurement. See Note 17, Fair Value Measurements, to the accompanying condensed consolidated financial statements for further information.

NOTE 12 – REVENUE RECOGNITION

The following table represents our revenues disaggregated by type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Brand revenue	$111	$210	$170	$505
Retail revenue	6,501	7,004	12,916	13,866
	$6,612	$7,214	$13,086	$14,371

Geographic Information

Revenue by geographical region consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Brand revenue
United States	$110	$197	$169	$491
Canada	1	13	1	14
Retail revenue
United States	6,298	6,810	12,571	13,473
Canada	203	194	345	393
	$6,612	$7,214	$13,086	$14,371

Revenues by geography are generally based on the country of the Company’s contracting entity. Total United States revenue was approximately 97% of total revenue for the six months ended June 30, 2024, and June 30, 2023, respectively.

NOTE 13 – CONTRACT ASSETS

Contract assets consisted of the following as of (in thousands):

	June 30, 2024	December 31, 2023
	(unaudited)	(audited)
Deferred sales commissions	$252	$273

The movement in the contract assets during the six months ended June 30, 2024, and the year ended December 31, 2023, comprised the following (in thousands):

	June 30, 2024	December 31, 2023
	(unaudited)	(audited)
Contract assets at start of the period	$273	$333
Expense deferred during the period	82	165
(Less) amounts expensed during the period	(103)	(225)
Contract assets at end of the period	$252	$273

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

The number of shares automatically added to the number of shares authorized for issuance on January 1, 2024, was 2,266,988, being 5% of the number of the Company’s common stock issued and outstanding on December 31, 2023. The total number of shares of common stock authorized for issuance under the 2022 Incentive Plan is 5,125,149 as of June 30, 2024.

Prior to the closing of the merger, Legacy SpringBig maintained an equity incentive plan (the “Legacy Incentive Plan”), which was originally established effective December 1, 2017. SpringBig has not granted any additional awards under the Legacy Incentive Plan following the business combination.

The following table summarizes information on stock options outstanding as of June 30, 2024, under the Legacy Incentive Plan:

	Options outstanding		Options Vested and Exercisable
	Number of Options	Weighted Average Exercise Price (per share)	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price (per share)
Outstanding Balance, January 1, 2024	2,271,894	$0.57	2,244,102	4.81	$0.56
Options granted	-	-
Options exercised	-	-
Options forfeited and cancelled	(8,892)	$1.26
Outstanding Balance, June 30, 2024	2,263,002	$0.57	2,263,002	4.32	$0.57

During the three and six months ended June 30, 2024, $18,000 and $35,000 of compensation expense was recorded in connection with the Legacy Incentive Plan, respectively. During the three and six months ended June 30, 2023, $30,000 and $61,000 of compensation expense was recorded in connection with the Legacy Incentive Plan, respectively These charges are recorded in administrative expense on the condensed consolidated statements of operations.

No options were exercised during the six months ended June 30, 2024. As of June 30, 2024, the intrinsic value of the 2,263,002 options outstanding and exercisable was $0. As of June 30, 2024, all options are vested and exercisable and the total compensation cost related to non-vested awards not yet recognized was $0.

The following table summarizes information on Restricted Stock Units outstanding as of June 30, 2024, under the 2022 Incentive Plan:

	Restricted Stock Units Outstanding
	Number of RSU’s	Weighted Average Fair Value (per share)	Weighted Average Vesting (years)
Outstanding Balance, December 31, 2022	725,000	$1.97	2.5
RSU’s granted	1,989,000	$0.56
RSU’s forfeited and cancelled	(276,836)	$1.28
RSU’s vested and common stock issued	(225,655)	$1.97
Outstanding Balance, December 31, 2023	2,211,509	$0.80	2.2
RSU’s granted	1,382,500	$0.14
RSU’s forfeited and cancelled	(65,668)	$1.22
RSU’s vested and common stock issued	(553,162)	$0.58
Outstanding Balance, June 30, 2024	2,975,179	$0.53	2.2

During the three and six months ended June 30, 2024, compensation expense recorded in connection with the 2022 Incentive Plan was $182,000 and $360,000, respectively. During the three and six months ended June 30, 2023, compensation expense recorded in connection with the 2022 Incentive Plan was $175,000 and $306,000, respectively. The expense is reported within general and administrative expenses. The remaining expense of approximately $1.1 million will be recognized in future periods through March 2027. The Restricted Stock Units vest one-third on each of the first, second, and third anniversary after issuance.

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

In June 2022, the Company entered into a new lease which became effective on January 1, 2024, after completion of leasehold improvements. The new lease term is for 98 months, and monthly rental payments range from $38,000 to $48,000 over the life of the lease.

As of June 30, 2024, and December 31, 2023, the following amounts were presented on the Company’s condensed consolidated balance sheets in accordance with ASC 842 - Lease Accounting (in thousands):

	June 30, 2024	December 31, 2023
	(unaudited)	(audited)
Balance Sheet
Assets:
Right of use asset - operating lease	$2,941	$340
Liabilities:
Current	$341	$99
Non-current	2,729	225
Total operating lease liability	$3,070	$324

For the three months ended June 30, 2024, and 2023, the Company’s operating lease cost was $161,000 and $93,000, respectively. For the six months ended June 30, 2024, and 2023, the Company’s operating lease cost was $321,000 and $226,000, respectively. Other information pertaining to capitalized assets and liabilities under the leasing standard is as follows (in thousands):

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Other information
Operating lease cost	$321	$226
Operating cash flows paid to operating leases	$175	$235
Right-of-use assets in exchange for new operating lease liabilities	$2,781	$165
Weighted-average remaining lease term - operating leases (months)	88.4	22.9
Weighted-average discount rate - operating leases	9.05%	6.83%

As of June 30, 2024, the Company’s lease liabilities mature as follows:

Fiscal Year:	Operating Leases
2024	$290
2025	595
2026	592
2027	504
2028	510
Thereafter	1,767
Total lease payments	4,258
Less imputed interest	(1,188)
Present value of lease liabilities	$3,070

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

Employee Retention Payroll Tax Credits

In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide economic and other relief as a result of the COVID-19 pandemic. The CARES Act includes, among other items, provisions relating to refundable employee retention payroll tax credits. Due to the complex nature of the employee retention credit computations, any benefits we may receive are uncertain and may significantly differ from our current estimates. We plan to record any benefit related to these credits upon both the receipt of the benefit and the resolution of the uncertainties, including, but not limited to, the completion of any potential audit or examination, or the expiration of the related statute of limitations. During the six months ended June 30, 2023, we received $2.0 million related to these credits, recognized $0.6 million as an offset related to operating expenses thorough accounts payable, and we have deferred recognition of remaining $1.4 million, which is recorded in current liabilities on the accompanying condensed consolidated balance sheets.

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

Liabilities measured at fair value on a recurring basis

The balances of the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2024, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Public warrants	-	54	-	54
	$-	$54	$-	$54

Given the limited trading volumes for the public warrants, there were certain transfers of financial liabilities between Level 1 and Level 2 during the six months ended June 30, 2024.

The balances of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2023, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Public warrants	3	-	-	3
	$3	$-	$-	$3

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

The Company utilizes a fair value approach to account for its warrants based on the quoted price at June 30, 2024, the calculation is consistent with ASC 820, Fair Value Measurement, with changes in fair value recorded in current earnings.

At June 30, 2024, the value of the public warrants was approximately $54,400 using a closing price of $0.0034.

Changes in Fair Value

The following tables provides a roll-forward in the changes in fair value in the public warrants for the six months ended June 30, 2024 (in thousands):

Balance, January 1, 2024	$3
Change in fair value	51
Balance, June 30, 2024	$54
Change in fair value included in earnings for the period relating to liabilities held at June 30, 2024	$51

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

Contingent and Earnout Shares

The holders of Legacy SpringBig’s common stock and the “engaged option holders” (employees or engaged consultants of Legacy SpringBig who held Legacy SpringBig options at the effective time of the merger and who remains employed or engaged by Legacy SpringBig at the time of such payment of contingent shares) shall be entitled to receive their pro rata portion of such number of shares, fully paid and free and clear of all liens other than applicable federal and state securities law restrictions, as set forth below upon satisfaction of any of the following conditions:

a.	7,000,000 contingent shares if the closing price of the Company’s common stock equals or exceeds $12.00 per share on any twenty (20) trading days in a thirty (30)-trading day period at any time after the Closing Date and no later than 60 months following the Closing Date;

b.	2,250,000 contingent shares if the closing price of the Company’s common stock equals or exceeds $15.00 per share on any twenty (20) trading days in a thirty (30)-trading day period at any time after the Closing Date and no later than 60 months following the Closing Date; and

c.	1,250,000 contingent shares if the closing price of the Company’s common stock equals or exceeds $18.00 per share on any twenty (20) trading days in a thirty (30)-trading day period at any time after the Closing Date and no later than 60 months following the Closing Date.

With the consummation of the business combination, the Company’s authorized capital stock is 350,000,000 shares, consisting of 300,000,000 shares of common stock and 50,000,000 shares of preferred stock, with par value of 0.0001 per share.

NOTE 19 – NET LOSS PER SHARE

As of June 30, 2024, and 2023, there were 46,148,026 and 41,402,847 shares of common stock issued and outstanding, respectively.

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including outstanding stock options. Basic and diluted net loss per share was the same for each period presented, given there are losses during the period, the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table reconciles actual basic and diluted earnings per share for the six months ended June 30, 2024, and 2023, respectively (in thousands, except share and per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Loss per share:
Numerator:
Net loss	$(647)	$(2,028)	$(230)	$(4,290)
Denominator:
Weighted-average common shares outstanding
Basic and diluted	45,721,610	31,489,803	45,576,941	29,159,766
Net loss per common share
Basic and diluted	$(0.01)	$(0.06)	$(0.01)	$(0.15)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share for the three months and six months ended June 30, 2024, and the net loss per common share for the three and six months ended June 30, 2023, were as follows:

	Six Months Ended June 30,
	2024	2023
Shares unvested and subject to exercise of stock options	-	96,345
Shares subject to outstanding common stock options	2,263,002	2,545,299
Shares subject to convertible notes stock conversion	42,666,667	5,636,928
Shares subject to warrants stock conversion	16,000,000	16,586,980
Shares subject to contingent earn out	10,500,000	10,500,000
Restricted stock units	2,975,179	2,600,500

NOTE 20 – BENEFIT PLAN

The Company maintains a safe harbor 401(k) retirement plan for the benefit of its employees. The plan allows participants to make contributions subject to certain limitations. Company matching contributions were $94,000 and $190,000 for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2023, Company matching contributions were $131,000 and $289,000, respectively.

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

NOTE 22 – SUBSEQUENT EVENTS

Management has considered subsequent events through August 13, 2024, the date this report was issued, and there were no events that required additional disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

SpringBig is a market-leading software platform providing customer loyalty and marketing automation solutions to retailers and brands. We have leveraged our deep expertise in loyalty marketing to develop solutions that address the key challenges faced by retailers and brands, including those in the cannabis industry. Stringent, complex, and rapidly evolving regulations have resulted in restricted access to traditional marketing and advertising channels for cannabis retailers and brands, preventing them from utilizing many traditional methods for effectively accessing and engaging with consumers. In addition, the lack of industry-specific data and market intelligence solutions limit cannabis retailers’ and brands’ ability to efficiently market their products, thereby hindering their growth. Our platform enables our clients to increase brand awareness, engage customers, improve retention, and access actionable consumer feedback data to improve marketing. Our clients can use our loyalty marketing, digital communications, and text/email/push marketing solutions to drive new customer acquisition, customer spend and retail foot traffic. Our proven B2B2C software platform creates powerful network effects between retailers and brands and provides an ability for both to connect directly with consumers. As retailers and brand scale, a virtuous cycle amplifies growth, ultimately expanding SpringBig’s reach and strengthening our value proposition.

SpringBig serves approximately 1,100 retail and brand clients across more than 2,500 distinct retail locations in North America. Our clients distribute more than 570 million messages annually, via text, push or email, and in the last year more than $7.9 billion of gross merchandise value was accounted for by clients utilizing our platform.

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

Key Operating and Financial Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following is our analysis for the three and six months ended June 30, 2024, and 2023, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$6,612	$7,214	$13,086	$14,371
Net loss	(647)	(2,028)	(230)	(4,290)
Adjusted EBITDA	330	(1,138)	480	(2,488)

Number of retail clients	1,113	1,439	1,113	1,439
Net revenue retention	86%	100%	86%	100%
Number of messages (million)	158	145	298	290

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

The Company’s revenue growth is generally achieved through a mix of new clients, clients upgrading their subscriptions (as new clients will frequently enter into a relatively low level of subscription (with respect to the size of such client’s database and the number of their customers on such database) and/or the number of pre-determined communication credits), which frequently occurs shortly after such a client initially becomes a client, and the excess use element of revenues. “Excess use” revenues are revenues derived from amounts charged to clients for exceeding the pre-determined credit volume set forth in the applicable client’s subscription agreement. Given this combination, and particularly the tendency for clients to upgrade soon after becoming a client, the Company does not actively monitor revenue split between new and existing clients, preferring to use the split between subscription and excess use in combination with net dollar retention and the number of clients as key metrics, as described below.

Other Key Operating Metrics

The growth in our revenues is a key metric at this stage in our development as a Company and therefore to provide investors with additional information, we have disclosed in the table above the number of our retail clients, our net revenue retention rate and the number of messages distributed through the SpringBig platform by our clients. We regularly review the key operating and financial metrics set forth above to evaluate our business, our growth, assess our performance and make decisions regarding our business. We believe these key metrics are useful to investors both because they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making, and they may be helpful in evaluating the state and growth of our business.

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

EBITDA and Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed EBITDA, which is a non-GAAP financial measure that we calculate as net income before interest, taxes, depreciation and amortization and Adjusted EBITDA, which represents EBITDA adjusted for certain unusual, infrequent items, or non-cash items (such as credit loss expense and stock-based compensation).

We present EBITDA and Adjusted EBITDA because they are key measures used by our management and board of directors to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of investment capacity. Accordingly, we believe that EBITDA and Adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors, and is widely used by analysts, investors and competitors to measure a company’s operating performance.

EBITDA and Adjusted EBITDA have limitations, and you should not consider these in isolation or as a substitute for analysis of our results as reported under GAAP, including net loss, which we consider to be the most directly comparable GAAP financial measure. Some of these limitations are:

●	although depreciation and amortization are non-cash charges, the assets being depreciated may have to be replaced in the future, and neither EBITDA nor Adjusted EBITDA reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

●	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs; and

●	EBITDA and Adjusted EBITDA do not reflect tax payments that may represent a reduction in cash available.

Because of these limitations, you should consider EBITDA and Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results.

A reconciliation of net loss before taxes to non-GAAP EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net loss	$(647)	$(2,028)	$(230)	$(4,290)
Interest income	(2)	(4)	(6)	(14)
Interest expense	544	323	1,419	714
Depreciation expense	47	64	101	131

EBITDA	(58)	(1,645)	1,284	(3,459)

Stock-based compensation	200	205	395	367
Credit loss expense	80	231	167	380
Gain on repurchase of convertible debt	-	-	(1,573)	-
Severance and related payments	60	135	156	135
Change in fair value of warrants	48	(64)	51	89

Adjusted EBITDA	$330	$(1,138)	$480	$(2,488)

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

Results of Operations

Comparison of Three Months Ended June 30, 2024, compared to Three Months Ended June 30, 2023

The following tables set forth our results of operations for the periods indicated:

	Three Months Ended June 30,
	2024	2023	Increase (decrease)%
	(in thousands)
Revenue	$6,612	$7,214	$(602)	(8)%
Cost of revenue	1,915	1,511	404	27%
Gross profit	4,697	5,703	(1,006)	(18)%
Operating expenses:
Selling, servicing and marketing	1,127	2,186	(1,059)	(48)%
Technology and software development	1,270	2,045	(775)	(38)%
General and administrative	2,357	3,245	(888)	(27)%
Total operating expenses	4,754	7,476	(2,722)	(36)%
Loss from operations	(57)	(1,773)	1,716
Interest income	2	4	(2)	nm
Interest expense	(544)	(323)	(221)	(68)%
Change in fair value of warrants	(48)	64	(112)	nm
Loss before taxes	(647)	(2,028)	1,381	68%
Provision for income taxes	-	-	-
Loss after taxes	$(647)	$(2,028)	$1,381	68%

nm-not meaningful

Revenues. Revenues decreased $0.6 million for the three months ended June 30, 2024, representing a 8% year-on-year reduction compared with the same period in 2023. Our subscription revenue was $5.5 million for the three months ended June 30, 2024, compared with $5.6 million in the same quarter in 2023, representing 2% year-over-year decline and is impacted by the Company having to cease providing access to our platform to clients who became delinquent in their payments. This is also impacting our net revenue retention which is 86% for the twelve-month period ended June 30, 2024. The excess use revenue also declined, by 37% year-over-year due to the weaker economy in particular impacting the cannabis sector and our clients being budget-conscious in limiting their messaging activity to within the volumes of their subscription. SpringBig has expanded its product offerings during the current year, including the introduction of a paid-for consumer VIP loyalty tier that retail clients can operate in conjunction with their standard loyalty program, and offering clients the ability to incorporate gift cards as a payment option for consumers within their digital rewards wallet. In the three months ended June 30, 2024, we derived revenue of $0.2 million from these new products.

Our net revenue retention rate was 86% for the twelve months ended June 30, 2024, compared with 100% for the twelve months ended June 30, 2023, reflecting the challenging macroeconomic conditions of the cannabis market and the financial stress of some of our retail clients leading to the Company having to suspend or cease some access to our platform.

Gross Profit. Gross profit decreased by $1.0 million to $4.7 million for the three months ended June 30, 2024, from $5.7 million for the three months ended June 30, 2023, representing a 18% year-on-year reduction. In part this reduction was due to the $0.6 million decline in revenues and additionally our cost of revenue increased by $0.4 million due to higher messaging distribution costs which represent the main expense in our cost of revenue. The gross profit margin reduced from 79% for the three months ended June 30, 2023, to 71% for the three months ended June 30, 2024.

Operating Expenses. We have focused on right sizing the operating expenses of the business over the course of the past eighteen months to accelerate our path to profitability in the challenging macroeconomic conditions that prevail across the cannabis market, and which impacts revenue in the near-term.

Our operating expenses decreased by $2.7 million, or 36%, for the three months ended June 30, 2024, compared with the same period in 2023.

Selling, servicing and marketing expenses decreased by $1.1 million, or 48%, for the quarter ended June 30, 2024, compared to the same period in 2023, due to lower compensation expense as a result of lower employee headcount.

Technology and software development expenses decreased by $0.8 million, or 38%, for the quarter ended June 30, 2024, compared to the same period in 2023, with the decrease being attributable to lower expenses associated with the use of offshore contract developers and a small reduction in compensation expense.

General and administrative expenses decreased by $0.9 million, or 27%, for the quarter ended June 30, 2024, compared to the same period in 2023, with the decrease being largely attributable to lower costs, including insurance, directors’ fees and legal and accounting advisory fees, due to being quoted for trading on the OTCQX® Best Market rather than listed on the Nasdaq Capital Market.

Interest Expense. Interest expense was $0.5 million for the quarter ended June 30, 2024, compared with $0.3 million for the quarter ended June 30, 2023, with the increase being due to interest payable cash advances used as bridging finance prior to completing the transaction to raise $8.0 million of debt financing. The cash advances are being repaid weekly and expect to be fully repaid by the end of the third quarter of 2024.

Change in fair value of warrants. The liability relating to warrants issued by SpringBig is included on the balance sheet at the fair value prevailing at the end of the accounting period and any change in value is reported in the income statement. At June 30, 2024, the market value of the public warrants, which are quoted for trading on the OTC Pink Market, was $0.0034 per warrant compared with $0.0004 at March 31, 2023. The increase in value, which is recognized as an expense in our income statement for the three months ended June 30, 2024, was $48,000.

Comparison of Six Months Ended June 30, 2024, compared to Six Months Ended June 30, 2023

The following tables set forth our results of operations for the periods indicated:

	Six Months Ended June 30,
	2024	2023	Increase (decrease)%
	(in thousands)
Revenue	$13,086	$14,371	$(1,285)	(9)%
Cost of revenue	3,709	2,861	848	30%
Gross profit	9,377	11,510	(2,133)	(19)%
Operating expenses:
Selling, servicing and marketing	2,654	4,664	(2,010)	(43)%
Technology and software development	2,936	4,345	(1,409)	(32)%
General and administrative	4,126	6,002	(1,876)	(31)%
Total operating expenses	9,716	15,011	(5,295)	(35)%
Loss from operations	(339)	(3,501)	3,162
Interest income	6	14	(8)	nm
Interest expense	(1,419)	(714)	(705)	(99)%
Gain on note repurchase	1,573	-	1,573	nm
Change in fair value of warrants	(51)	(89)	38	nm
Loss before taxes	(230)	(4,290)	4,060	95%
Provision for income taxes	-	-	-
Loss after taxes	$(230)	$(4,290)	$4,060	95%

nm-not meaningful

Revenues. Revenues decreased $1.3 million for the six months ended June 30, 2024, representing a 9% year-on-year reduction compared with the same period in 2023. Our subscription revenue was $10.9 million for the six months ended June 30, 2024, compared with $11.2 million in the same quarter in 2023, representing 3% year-over-year decline and is impacted by the Company having to cease providing access to our platform to clients who became delinquent in their payments. The excess use revenue also declined, by 32% year-over-year due to the weaker economy in particular impacting the cannabis sector and our clients being budget-conscious in limiting their messaging activity to within the volumes of their subscription.

Gross Profit. Gross profit decreased by $2.1 million to $9.4 million for the six months ended June 30, 2024, from $11.5 million for the six months ended June 30, 2023, representing a 19% year-on-year reduction. In part this reduction was due to the $1.3 million decline in revenues and additionally our cost of revenue increased by $0.8 million due to higher messaging distribution costs which represent the main expense in our cost of revenue. The gross profit margin reduced from 80% for the six months ended June 30, 2023, to 72% for the six months ended June 30, 2024.

Operating Expenses. Our operating expenses decreased by $5.3 million, or 35%, for the six months ended June 30, 2024, compared with the same period in 2023.

Selling, servicing and marketing expenses decreased by $2.0 million, or 43%, for the six months ended June 30, 2024, compared to the same period in 2023, due to lower compensation expense as a result of lower employee headcount.

Technology and software development expenses decreased by $1.4 million, or 32%, for the six months ended June 30, 2024, compared to the same period in 2023, with the decrease being attributable to lower expenses associated with the use of offshore contract developers and a small reduction in compensation expense.

General and administrative expenses decreased by $1.9 million, or 31%, for the six months ended June 30, 2024, compared to the same period in 2023, with the decrease being largely attributable to lower costs, including insurance, directors’ fees and legal and accounting advisory fees, due to being quoted for trading on the OTCQX® Best Market rather than listed on the Nasdaq Capital Market.

Interest Expense. Interest expense was $1.4 million for the six months ended June 30, 2024, compared with $0.7 million for the six months ended June 30, 2023, with the increase being due to interest payable cash advances used as bridging finance prior to completing the transaction to raise $8.0 million of debt financing.

Gain on note repurchase. The gain on the repurchase of the 6% Senior Secured Note is the difference between the cash paid to repurchase the entire obligation of $2.9 million and the outstanding principal and accrued interest of $5.2 million, less unamortized discounts and warrant value of $0.7 million.

Change in fair value of warrants. The liability relating to warrants issued by SpringBig is included on the balance sheet at the fair value prevailing at the end of the accounting period and any change in value is reported in the income statement. At June 30, 2024, the market value of the public warrants, which are quoted for trading on the OTC Pink Market, was $0.0034 per warrant compared with $0.0002 at December 31, 2023. The increase in value, which is recognized as an expense in our income statement for the six months ended June 30, 2024, was $51,200.

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

On July 25, 2023, the Company entered into an agreement (the “Cash Advance”) with Cedar Advance LLC (“Cedar”) to sell future receivables to Cedar in exchange for an advance of $1.0 million. On November 22, 2023, the Company extended the Cash Advance, receiving a further advance of $0.3 million. As of December 31, 2023, and June 30, 2024, the total outstanding amount payable to Cedar was $1.1 million and $0.2 million, respectively, payable in weekly installments of $15,000 until September 2024.

On October 16, 2023, the Company entered into an agreement (the “ACF Cash Advance”) with Agile Capital Funding, LLC (“ACF”) to sell future receivables to ACF in exchange for an advance of $750,000. On December 7, 2023, the Company extended the ACF Cash Advance, receiving a further advance of $0.5 million. As of December 31, 2023, and June 30, 2024, the total outstanding amount payable to ACF was $1.7 million and $0.3 million, respectively, payable in weekly installments of $25,000 until September 2024.

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

The following table summarizes our cash, accounts receivable, and working capital at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$724	$331
Accounts receivable, net	3,223	2,948
Working capital	(8,912)	(9,106)

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

At June 30, 2024, and continuing at the date this report was issued, the Company cash balance is below $1 million and therefore the Company is in default pursuant to the terms of the 12% Secured Term Notes and 8% Secured Convertible Notes. The Note holders have the right at their option, which they have not exercised at the date this report was issued, to declare the entire principal amounts outstanding to be due and payable on demand at any time until the default is cured at such time as the Company cash balance is in excess of $1 million. At any time that the Company is in default an incremental amount of interest equivalent to 8% per annum is payable on the 12% Secured Term Notes and 8% Secured Convertible Notes.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors, including, but not limited to, cash and cash equivalents, increases in revenue and reductions in operating expenses and strategic capital raises. The ultimate success of these plans is not guaranteed.

Based on management projections, we concluded that the Company reasonably expects to be in compliance with the $1 million minimum cash requirement pursuant to terms of the 12% Secured Term Notes and 8% Secured Convertible Notes in the future and to be able to cure the default. However, given that until the default is cured, the Note holders have the right to declare the entire principal amounts outstanding to be due and payable, we concluded that until such time there was substantial doubt about our ability to continue to operate as a going concern for the 12 months following the issuance of the accompanying condensed consolidated financial statements.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2024, and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Total cash (used in) provided by:
Operating activities	$(1,919)	$(2,563)
Investing activities	(63)	(90)
Financing activities	2,375	(167)
	$393	$(2,820)

Operating Activities

Cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation and amortization, non-cash stock compensation expenses, changes in the fair value of financial instruments and the effect of changes in working capital and other activities.

In the six months ended June 30, 2024, the net loss was $0.2 million, and the cash used in operating activities was $1.9 million. The difference of $1.7 million is due to the $1.6 million gain on the repurchase of the 6% Secured Convertible Note in January 2024, the cash benefit of which is reflected in financing activities, and a $1.6 million increase in working capital (primarily due to reduced payables) being partially offset by $1.5 million of non-cash items (including depreciation, amortization, stock-based compensation and change in the fair value of warrants).

In the six months ended June 30, 2023, the net loss was $4.3 million, and cash used in operations was $2.6 million. The cash used by operations benefiting from the receipt of $1.4 million relating to refundable employee retention payroll tax credits under the Coronavirus Aid, Relief and Economic Security Act (CARES Act) and $1.6 million of non-cash items offset by a $1.3 million reduction in working capital (primarily due to an increase in receivables). Due to the complex nature of the employee retention credit computations, we have deferred any benefit related to these credits until we have reasonable certainty, including, but not limited to, the completion of any potential audit or examination or the expiration of the related statute of limitations.

Investing Activities

SpringBig has low capital investment requirements, with our needs being comprised primarily of computer equipment and office furniture and related items. Cash used in investing activities was $63,000 for the six months ended June 30, 2024, and $90,000 for the six months ended June 30, 2023.

Financing Activities

During the six months ended June 30, 2024, the net cash provided by financing activities was $2.4 million. The proceeds of $7.2 million, net of expenses, from the issuance of the $1.6 million aggregate principal amount of 12% Secured Term Notes, due 2026, and $6.4 million aggregate principal amount of 8% Secured Convertible Notes, due 2026, were in part used to repay the 6% Senior Secured Convertible and associated warrants for cash consideration of $2.9 million. The short-term cash advances were repaid by $1.4 million, and we repaid a related party loan of $0.5 million.

During the six months ended June 30, 2023, the net cash used by financing activities of $0.2 million comprised $2.9 million repayment of the 6% Senior Secured Convertible Note offset by proceeds, net of expenses, of $2.5 million from issuance of common stock in May 2023 and proceeds of $0.3 million from the exercise of employee stock options during the period.

Off-Balance Sheet Arrangements

At June 30, 2024, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to shareholders.

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

The Company has evaluated its tax positions for any uncertainties based on the technical merits of the positions taken. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be upheld on examination by taxing authorities. The Company has analyzed the tax positions taken and has concluded that as of June 30, 2024, and December 31, 2023, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability or disclosure in the financial statements.

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

Allowance for Credit Losses

The Company’s reserve methodology used to determine the appropriate level of the allowance for credit losses (“ACL”) is a critical accounting estimate. The ACL is maintained at a level believed to be appropriate to provide for the current credit losses expected to be incurred with respect to accounts receivable balances at the balance sheet date, including balances associated with known or anticipated problem customers.

Accounts receivables are charged off to the extent they are deemed to be uncollectible. Net charge-offs are included in historical data utilized for calculating the ACL. Management maintains a framework of controls over the estimation process for the ACL, including review of historical data and facts and circumstances related to specific customers, for compliance with GAAP. Management has a quarterly process to review the appropriateness of historical observation periods and loss assumptions. Management also maintains controls over the information systems, models and spreadsheets used in the quantitative components of the reserve estimate. This includes the quality and accuracy of historical data used to derive loss rates, the probability of default, loss given default, and the inputs to industry and macroeconomic forecasts.

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

Emerging Growth Company and Smaller Reporting Company Status

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Section 107 of the JOBS Act provides that any decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. We have elected to use this extended transition period under the JOBS Act.

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

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

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

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer) evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2024, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date. See the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for a description of the Company’s material weaknesses in internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

For a description of developments to legal proceedings during the nine months ended June 30, 2024, see “Litigation” under Note 16, “Commitments and Contingencies” to our condensed consolidated financial statements.

Item 1A. Risk Factors

Our business involves a high degree of risk. You should carefully consider the risks described under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as well as the risks, uncertainties and other information set forth in this Item 1A and in the reports and other materials filed or furnished by us with the SEC when making investment decisions regarding our securities. We cannot assure you that any of the events discussed therein will not occur. These risks could have a material and adverse impact on our business, prospects, results of operations, financial condition, and cash flows.

We have a significant working capital deficiency and a history of losses, may need to raise additional funds to meet our obligations and sustain our operations and may not achieve profitability in the future. There is substantial doubt as to our ability to continue as a going concern.

SpringBig is an early-stage company with a history of losses. We incurred a net loss of $0.2 million for the six months ended June 30, 2024, as well as net losses of $10.2 million and $13.1 million for the years ended December 31, 2023, and December 31, 2022, respectively. In addition, as of June 30, 2024, and December 31, 2023, we had working capital deficiencies of $8.9 million and $9.1 million, respectively, and we may need to raise additional funds to meet our obligations and sustain our operations. Based on the factors described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity & Capital Resources,” as of June 30, 2024, we concluded that there was substantial doubt about our ability to continue to operate as a going concern for the 12 months following the issuance of the financial statements in this Quarterly Report on Form 10-Q. SpringBig may note achieve or maintain profitability in the future. We may continue to incur net losses in the future, and such losses may fluctuate significantly from quarter to quarter. We will need to generate and sustain higher revenue for our business generally and achieve greater scale and generate greater operating cash flows in future periods in order to achieve and maintain profitability.

Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our operating expenses. We may continue to incur significant losses, and we may not achieve or maintain future profitability, due to a number of reasons, including the risks described in this report, unforeseen expense, difficulties, complications and delays, and other unknown events. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations, this could make it difficult for you to evaluate our current business and our future prospects and may have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

See “Going Concern and Liquidity” under Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements with respect to our 12% Secured Term Notes and 8% Secured Convertible Notes.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the six months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

SpringBig Holdings, Inc

By:	/s/ Jeffrey Harris
Name:	Jeffrey Harris
Title:	Chief Executive Officer
(Principal Executive Officer)
Date:	August 13, 2024

By:	/s/ Paul Sykes
Name:	Paul Sykes
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	August 13, 2024