Form 10-Q
period 2024-09-30
SpringBig Holdings, Inc.
filed 2024-11-13
CIK 1801602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

As of November 13, 2024, there were 46,315,018 shares of common stock, $0.0001 par value issued and outstanding.

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

Item 1. Financial Statements

SPRINGBIG HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	September 30, 2024	December 31, 2023
	(unaudited)	(audited)

ASSETS
Current assets:
Cash and cash equivalents	$847	$331
Accounts receivable, net of allowance of $1,604 and $1,595, respectively	2,847	2,948
Contract assets	273	273
Prepaid expenses and other current assets	457	893
Total current assets	4,424	4,445
Operating lease asset, non-current	2,817	340
Property and equipment, net	241	320
Total assets	$7,482	$5,105
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities:
Accounts payable	$1,439	$2,925
Accrued expenses and other current liabilities	2,371	1,951
Short-term cash advances	49	1,925
Current maturities of debt	7,737	4,360
Deferred payroll tax credits	1,751	1,751
Related party payable	-	540
Operating lease liability, current	353	99
Total current liabilities	13,700	13,551
Operating lease liability, non-current	2,612	225
Warant liabilities	13	3
Total liabilities	16,325	13,779

Stockholders’ Deficit
Common stock par value $0.0001 per shares, 300,000,000 authorized at September 30, 2024; 46,315,018 issued and outstanding as of September 30, 2024; 300,000,000 authorized at December 31, 2023; 45,339,762 issued and outstanding as of December 31, 2023	$4	$4
Additional paid-in-capital	28,502	27,887
Accumulated deficit	(37,349)	(36,565)
Total stockholders’ deficit	(8,843)	(8,674)
Total liabilities and stockholders’ deficit	$7,482	$5,105

The accompanying notes are an integral part of these condensed consolidated financial statements

SPRINGBIG HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$6,425	$6,888	$19,511	$21,259
Cost of revenues	1,990	1,604	5,699	4,465
Gross profit	4,435	5,284	13,812	16,794
Expenses
Selling, servicing and marketing	1,077	1,864	3,731	6,528
Technology and software development	1,640	1,912	4,576	6,257
General and administrative	1,763	4,200	5,889	10,202
Total operating expenses	4,480	7,976	14,196	22,987

Loss from operations	(45)	(2,692)	(384)	(6,193)
Interest income	-	3	6	17
Interest expense	(550)	(400)	(1,969)	(1,114)
Gain on note repurchase	-	-	1,573	-
Change in fair value of warrants	41	347	(10)	258
Loss before income taxes	$(554)	$(2,742)	$(784)	$(7,032)
Income taxes expense	-	-	-	-
Net loss	$(554)	$(2,742)	$(784)	$(7,032)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.07)	$(0.02)	$(0.21)

Weighted-average common shares outstanding:
Basic and diluted	46,300,497	41,897,995	45,819,887	33,452,502

The accompanying notes are an integral part of these condensed consolidated financial statements

SPRINGBIG HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

(UNAUDITED)

Three Months Ended September 30, 2024

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at June 30, 2024	46,148,026	$4	$28,319	$(36,795)	$(8,472)
Stock-based compensation	-	-	183	-	183
RSU vesting	166,992	-	-	-	-
Net loss	-	-	-	(554)	(554)
Balance at September 30, 2024	46,315,018	$4	$28,502	$(37,349)	$(8,843)

Nine Months Ended September 30, 2024

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2023	45,339,762	$4	$27,887	$(36,565)	$(8,674)
Stock-based compensation	-	-	578	-	578
RSU vesting	720,154	-	-	-	-
Issue of common stock ^	255,102	-	37	-	37
Net loss	-	-	-	(784)	(784)
Balance at September 30, 2024	46,315,018	$4	$28,502	$(37,349)	$(8,843)

^	Common shares issued in exchange for services rendered

The accompanying notes are an integral part of these condensed consolidated financial statements

SPRINGBIG HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

(UNAUDITED)

Three Months Ended September 30, 2023

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at June 30, 2023	41,402,847	$4	$26,975	$(30,622)	$(3,643)
Stock-based compensation	-	-	239	-	239
Issue of common stock ^	150,000	-	18	-	18
Issue of common stock *	1,700,000	-	263	-	263
RSU vesting	225,655	-	-	-	-
Net loss	-	-	-	(2,742)	(2,742)
Balance at September 30, 2023	43,478,502	$4	$27,495	$(33,364)	$(5,865)

^	Equity raise for cash, net of issuance costs
*	Conversion of Senior Secured Convertible Notes in exchange for common shares

Nine Months Ended September 30, 2023

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2022	26,659,711	$3	$22,701	$(26,332)	$(3,628)
Stock-based compensation	-	-	606	-	606
Execrice of stock options	727,233	-	274	-	274
Issue of common stock (1)	9,900,000	1	2,383	-	2,384
Issue of common stock (2)	4,115,903	-	1,250	-	1,250
Issue of common stock (3)	150,000	-	18	-	18
Issue of common stock (4)	1,700,000	-	263	-	263
RSU vesting	225,655	-	-	-	-
Net loss	-	-	-	(7,032)	(7,032)
Balance at September 30, 2023	43,478,502	$4	$27,495	$(33,364)	$(5,865)

(1)	Equity raise
(2)	Conversion of Senior Secured Convertible Notes in exchange for common shares
(3)	Common shares issued in exchange for services rendered
(4)	Common shares issued in connection with settlement of litigation

The accompanying notes are an integral part of these condensed consolidated financial statements

SPRINGBIG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(784)	$(7,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on note repurchase	(1,573)	-
Non-cash interest expense	108	-
Depreciation and amortization	143	199
Discount amortization on convertible note	-	633
Amortization of debt financing costs	305	-
Stock-based compensation expense	578	606
Credit loss expense	292	833
Accrued interest on convertible notes	278	(13)
Amortization of operating lease right of use assets	304	393
Change in fair value of warrants	10	(258)
Changes in operating assets and liabilities:
Accounts receivable	(191)	(1,815)
Prepaid expenses and other current assets	436	292
Contract assets	-	44
Accounts payable and other liabilities	(1,102)	1,558
Operating lease liabilities	(140)	(403)
Deferred payroll tax credits	-	1,751
Deferred revenue	2	(256)
Net cash used in operating activities	(1,334)	(3,468)

Cash flows from investing activities
Purchase of convertible note	-	(10)
Purchases of property and equipment	(64)	(249)
Net cash used in investing activities	(64)	(259)

Cash flows from financing activities
Proceeds from issuance of convertible notes	6,400	-
Repayment of convertible notes	(2,895)	(3,088)
Proceeds from the issuance of term notes	1,600	-
Proceeds from short-term cash advances	-	1,000
Repayment of short-term cash advances	(1,876)	(220)
Proceeds from related party payable	-	125
Repayment of related party payable	(540)	-
Cost of convertible and term note issuance	(775)	-
Proceeds from issuance of common stock	-	2,661
Cost of equity issuance	-	(278)
Proceeds from exercise of stock options	-	274
Net cash provided by financing activities	1,914	474

Net increase/(decrease) in cash and cash equivalents	516	(3,253)
Cash and cash equivalents, at beginning of the period	331	3,546
Cash and cash equivalents, at end of the period	$847	$293

Supplemental cash flows disclosures
Interest paid	$1,012	$467
Common stock issued for services rendered relating to debt financing	$37	$-
Interest on Convertible Notes transferred to principal amount	$245	$-
Cost of equity issuance deducted from proceeds	$-	$342
Legal settlements satisfied through issuance of common stock	$-	$263
Satisfaction of professional services through issuance of common stock	$-	$18
Obtaining a right-of-use asset in exchange for a lease liability	$2,781	$165
Conversion of convertible note and outstanding interest into common stock	$-	$1,250

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

The unaudited condensed consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosure information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three months and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for future periods or for the year ending December 31, 2024.

The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2023, as reported in the 2023 Annual Report on Form 10-K.

Going Concern, Liquidity and Management’s Plans

Historically, the Company has incurred losses, which have resulted in an accumulated deficit of approximately $37.3 million as of September 30, 2024. Cash flows used in operating activities were $1.3 million for the nine months ended September 30, 2024. As of September 30, 2024, the Company had a working capital deficit of approximately $9.3 million, inclusive of $0.8 million in cash and cash equivalents to cover overhead expenses.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors, including, but not limited to, cash and cash equivalents, increase in revenue through increased usage by customers and new customers and strategic capital raises. The ultimate success of these plans is not guaranteed.

On November 11, 2024, the Company’s creditors agreed to amend the terms of the 12% Secured Term Notes and 8% Secured Convertible Notes including extending the maturity date to January 23, 2027, amending the interest rates and adjusting the requirement for the Company to maintain a minimum cash balance of at least $1 million with the provision to be applicable only at the end of any calendar month commencing on or after February 1, 2025.

The interest rates on the 12% Secured Term Notes and 8% Secured Convertible Notes increase to 17% and 13%, respectively, to be effective from the date of amendment, with the interest rates then reducing by 0.75% for each three-month period that the Company reports an Adjusted EBITDA exceeding $900,000, starting with the three months ending March 31, 2025, subject to a maximum reduction to 14% and 10%, respectively. In addition, a sum of $64,000 is payable to the holders of the 12% Secured Term Notes in January 2025, and the principal amount of the 8% Secured Convertible Notes was increased by $266,000 to be effective from the date of the amendment.

The Company may prepay any portion of the 12% Secured Term Notes, without penalty, at any time after February 1, 2025.

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

We had one customer representing 14% of our total revenues for the nine months ended September 30, 2024, and the same customer represented more than 13% of total revenues for the nine months ended September 30, 2023.

At September 30, 2024, we had two customers representing 32% of accounts receivable and the same two customers represented 30% of accounts receivable at December 31, 2023.

We had one vendor representing 86% of cost of goods sold for the nine months ended September 30, 2024, and the same vendor represented 83% of cost of goods sold for the nine months ended September 30, 2023.

We had one vendor representing 38% of accounts payable as of September 30, 2024. At December 31, 2023, two vendors represented 30% of accounts payable.

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

As of September 30, 2024, the Company exceeded the federally insured limits of $250,000 for interest and non-interest-bearing deposits. The Company had cash balances with a single financial institution in excess of the FDIC insured limits by amounts of $0.4 million as of September 30, 2024. We monitor the financial condition of such institution and have not experienced any losses associated with these accounts.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
	(unaudited)	(audited)
Accounts receivable	$3,405	$3,690
Unbilled receivables	1,046	853
Total receivables	4,451	4,543
Less allowance for credit losses	(1,604)	(1,595)
Accounts receivable, net	$2,847	$2,948

Credit loss expense was $125,000 and $453,000 for the three months ended September 30, 2024, and 2023, respectively. Credit loss expense was $292,000 and $833,000 for the nine months ended September 30, 2024, and 2023, respectively. The amounts are included in general and administrative expenses in the condensed consolidated statements of operations.

The following table details the activity related to the Company’s allowance for credit losses for the nine months ending September 30, 2024 (in thousands).

Allowance for credit losses
Outstanding balance, December 31, 2023	$1,595
Current-period provision (release) for expected credit losses	292
Write-offs charged against the allowance, net of recoveries and other	(283)
Outstanding balance, September 30, 2024	$1,604

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
	(unaudited)	(audited)
Prepaid insurance	$63	$379
Other prepaid expense	305	425
Deposits	89	89
	$457	$893

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	September 30, 2024	December 31, 2023
	(unaudited)	(audited)
Computer equipment	$452	$416
Furniture and fixtures	178	149
Data warehouse	286	286
Software	196	197
Total cost	1,112	1,048
Less accumulated depreciation and amortization	(871)	(728)
Property and equipment, net	$241	$320

The useful life of computer equipment, furniture and fixtures, data warehouse and software is three years.

Depreciation and amortization expense for the three and nine months ended September 30, 2024, was $42,000 and $143,000, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2023, was $68,000 and $199,000, respectively. The amounts are included in general and administrative expenses in the condensed consolidated statements of operations.

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

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
	(unaudited)	(audited)
Accrued wages, commission and bonus	$329	$393
Accrued professional fees	55	176
Deferred financial advisory fees	1,000	1,000
Other liabilities	987	382
	$2,371	$1,951

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

There are two members of the board of directors at September 30, 2024, who are related parties to investors in the debt financing transaction completed on January 23, 2024. In aggregate these investors purchased $5.2 million 12% Secured Convertible Notes and $1.3 million 8% Secured Term Notes.

The terms of the debt financing completed on January 23, 2024, were amended on November 11, 2024, as described in Note 9 – Long-Term Debt.

NOTE 9 – LONG-TERM DEBT

The table below presents the components of outstanding debt (in thousands):

	September 30, 2024	December 31, 2023
	(unaudited)	(audited)
12% Secured Term Notes, due January 23, 2026	$1,600	$-
8% Secured Convertible Notes, due January 23, 2026	6,645	-
	8,245	-
Less deferred financing fees, net	(508)	-
	$7,737	$-

On January 23, 2024, the Company issued $1.6 million aggregate principal amount of 12% Secured Term Notes and $6.4 million aggregate principal amount of 8% Secured Convertible Notes to a group of investors.

The 12% Secured Term Notes, due in January 2026, accrue interest payable in cash semi-annually. The 8% Secured Convertible Notes accrue interest which is added to the outstanding principal balance semi-annually.

On November 11, 2024, the Company amended the terms of the 12% Secured Term Notes and 8% Secured Convertible Notes including extending the maturity date to January 23, 2027, amending the interest rates and adjusting the requirement for the Company to maintain a minimum cash balance of at least $1 million with the provision now applicable only at the end of any calendar month commencing on or after February 1, 2025.

The interest rates on the 12% Secured Term Notes and 8% Secured Convertible Notes increase to 17% and 13%, respectively, with effect from the date of amendment, with the interest rates then reducing by 0.75% for each three-month period that the Company reports an Adjusted EBITDA exceeding $900,000, starting with the three months ending March 31, 2025, subject to a maximum reduction to 14% and 10%, respectively. In addition, a sum of $64,000 is payable to the holders of the 12% Secured Term Notes in January 2025, and the principal amount of the 8% Secured Convertible Notes was increased by $266,000 with effect from the date of the amendment.

The Company may prepay any portion of the 12% Secured Term Notes, without penalty, at any time after February 1, 2025.

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

The Company recorded interest expense for the three and nine months ended September 30, 2024, of $319,000 and $612,000 respectively, in connection with the 12% Secured Term Notes and 8% Secured Convertible Notes.

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

The Company recorded $14,000 and $960,000 of interest expense in connection with the Senior Secured Convertible Notes for the nine months ended September 30, 2024, and September 30, 2023, respectively. There was no interest expense in connection with the Senior Secured Convertible Notes for the three months ended September 30, 2024, and September 30, 2023, respectively.

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

At September 30, 2024 and December 31, 2023, the estimated fair value of the warrants was $12,800 and $3,200, respectively.

The Company recorded a change in fair value gain of approximately $41,000 for the three months ended September 30, 2024, and a fair value gain of approximately $347,000 for the three months ended September 30, 2023. For the nine months ended September 30, 2024, and 2023 the Company recorded a change in fair value loss of $10,000 and a fair value gain of $258,000 respectively.

The fair value is determined in accordance with ASC 820, Fair Value Measurement. See Note 17, Fair Value Measurements, to the accompanying condensed consolidated financial statements for further information.

NOTE 12 – REVENUE RECOGNITION

The following table represents our revenues disaggregated by type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Brand revenue	$127	$236	$297	$741
Retail revenue	6,298	6,652	19,214	20,518
	$6,425	$6,888	$19,511	$21,259

Geographic Information

Revenue by geographical region consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Brand revenue
United States	$127	$236	$296	$727
Canada	-	-	1	14
Retail revenue
United States	6,045	6,461	18,616	19,934
Canada	253	191	598	584
	$6,425	$6,888	$19,511	$21,259

Revenues by geography are generally based on the country of the Company’s contracting entity. Total United States revenue was approximately 97% of total revenue for the nine months ended September 30, 2024, and 2023, respectively.

NOTE 13 – CONTRACT ASSETS

Contract assets consisted of the following as of (in thousands):

	September 30, 2024	December 31, 2023
	(unaudited)	(audited)
Deferred sales commissions	$273	$273

The movement in the contract assets during the nine months ended September 30, 2024, and the year ended December 31, 2023, comprised the following (in thousands):

	September 30, 2024	December 31, 2023
	(unaudited)	(audited)
Contract assets at start of the period	$273	$333
Expense deferred during the period	149	165
(Less) amounts expensed during the period	(149)	(225)
Contract assets at end of the period	$273	$273

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

The number of shares automatically added to the number of shares authorized for issuance on January 1, 2024, was 2,266,988, being 5% of the number of the Company’s common stock issued and outstanding on December 31, 2023. The total number of shares of common stock authorized for issuance under the 2022 Incentive Plan is 5,125,149 as of September 30, 2024.

Prior to the closing of the merger, Legacy SpringBig maintained an equity incentive plan (the “Legacy Incentive Plan”), which was originally established effective December 1, 2017. SpringBig has not granted any additional awards under the Legacy Incentive Plan following the business combination.

The following table summarizes information on stock options outstanding as of September 30, 2024, under the Legacy Incentive Plan:

	Options outstanding		Options Vested and Exercisable
	Number of Options	Weighted Average Exercise Price (per share)	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price (per share)
Outstanding Balance, January 1, 2024	2,271,894	$0.57	2,244,102	4.81	$0.56
Options granted	-	-
Options exercised	-	-
Options forfeited and cancelled	(14,821)	$0.96
Outstanding Balance, September 30, 2024	2,257,073	$0.57	2,257,073	4.08	$0.57

During the three and nine months ended September 30, 2024, $0 and $35,000 of compensation expense was recorded in connection with the Legacy Incentive Plan, respectively. During the three and nine months ended September 30, 2023, $30,000 and $91,000 of compensation expense was recorded in connection with the Legacy Incentive Plan, respectively These charges are recorded in general and administrative expense on the condensed consolidated statements of operations.

No options were exercised during the nine months ended September 30, 2024. As of September 30, 2024, the intrinsic value of the 2,257,073 options outstanding and exercisable was $0. As of September 30, 2024, all options are vested and exercisable and the total compensation cost related to non-vested awards not yet recognized was $0.

The following table summarizes information on Restricted Stock Units outstanding as of September 30, 2024, under the 2022 Incentive Plan:

	Restricted Stock Units Outstanding
	Number of RSU’s	Weighted Average Fair Value (per share)	Weighted Average Vesting (years)
Outstanding Balance, December 31, 2022	725,000	$1.97	2.5
RSU’s granted	1,989,000	$0.56
RSU’s forfeited and cancelled	(276,836)	$1.28
RSU’s vested and common stock issued	(225,655)	$1.97
Outstanding Balance, December 31, 2023	2,211,509	$0.80	2.2
RSU’s granted	1,382,500	$0.14
RSU’s forfeited and cancelled	(169,336)	$0.69
RSU’s vested and common stock issued	(720,154)	$0.86
Outstanding Balance, September 30, 2024	2,704,519	$0.44	2.0

During the three and nine months ended September 30, 2024, compensation expense recorded in connection with the 2022 Incentive Plan was $183,000 and $543,000, respectively. During the three and nine months ended September 30, 2023, compensation expense recorded in connection with the 2022 Incentive Plan was $208,000 and $515,000, respectively. The expense is reported within general and administrative expenses. The remaining expense of approximately $0.9 million will be recognized in future periods through March 2027. The Restricted Stock Units vest one-third on each of the first, second, and third anniversary after issuance.

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

As of September 30, 2024, and December 31, 2023, the following amounts were presented on the Company’s condensed consolidated balance sheets in accordance with ASC 842 - Lease Accounting (in thousands):

	September 30, 2024	December 31, 2023
	(unaudited)	(audited)
Balance Sheet
Assets:
Right of use asset - operating lease	$2,817	$340
Liabilities
Current	$353	$99
Non-current	2,612	225
Total operating lease liability	$2,965	$324

For the three months ended September 30, 2024, and 2023, the Company’s operating lease cost was $160,000 and $117,000, respectively. For the nine months ended September 30, 2024, and 2023, the Company’s operating lease cost was $481,000 and $343,000, respectively. Other information pertaining to capitalized assets and liabilities under the leasing standard is as follows (in thousands):

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Other information
Operating lease cost	$481	$343
Operating cash flows paid to operating leases	$320	$357
Right-of-use assets in exchange for new operating lease liabilities	$2,781	$165
Weighted-average remaining lease term - operating leases (months)	84.7	21.2
Weighted-average discount rate - operating leases	9.05%	6.99%

As of September 30, 2024, the Company’s lease liabilities mature as follows:

Fiscal Year:	Operating Leases
2024	$145
2025	595
2026	592
2027	504
2028	510
Thereafter	1,767
Total lease payments	4,113
Less imputed interest	(1,148)
Present value of lease liabilities	$2,965

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

Employee Retention Payroll Tax Credits

In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide economic and other relief as a result of the COVID-19 pandemic. The CARES Act includes, among other items, provisions relating to refundable employee retention payroll tax credits. Due to the complex nature of the employee retention credit computations, any benefits we may receive are uncertain and may significantly differ from our current estimates. We plan to record any benefit related to these credits upon both the receipt of the benefit and the resolution of the uncertainties, including, but not limited to, the completion of any potential audit or examination, or the expiration of the related statute of limitations. During the nine months ended September 30, 2023, we received $2.0 million related to these credits, recognized $0.6 million as an offset related to operating expenses thorough accounts payable, and we have deferred recognition of remaining $1.4 million, which is recorded in current liabilities on the accompanying condensed consolidated balance sheets.

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

The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Valuation is based on unadjusted quoted prices in active markets for identical assets and liabilities that are accessible at the reporting date. Because valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2:	Valuation is determined from pricing inputs that are other than quoted prices in active markets that are either directly or indirectly observable as of the reporting date. Observable inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and interest rates and yield curves that are observable at commonly quoted intervals.

Level 3:	Valuation is based on inputs that are both significant to the fair value measurement and unobservable. Level 3 inputs include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value generally require significant management judgment or estimation.

Liabilities measured at fair value on a recurring basis

The balances of the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2024, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Public warrants	-	13	-	13
	$-	$13	$-	$13

Given the limited trading volumes for the public warrants, there were certain transfers of financial liabilities between Level 1 and Level 2 during the nine months ended September 30, 2024.

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

The Company utilizes a fair value approach to account for its warrants based on the quoted price at September 30, 2024, the calculation is consistent with ASC 820, Fair Value Measurement, with changes in fair value recorded in current earnings.

At September 30, 2024, the value of the public warrants was approximately $12,800 using a closing price of $0.0008.

Changes in Fair Value

The following tables provides a roll-forward in the changes in fair value in the public warrants for the nine months ended September 30, 2024 (in thousands):

Balance, January 1, 2024	$3
Change in fair value	10
Balance, September 30, 2024	$13
Change in fair value included in earnings for the period relating to liabilities held at September 30, 2024	$10

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

NOTE 19 – NET LOSS PER SHARE

As of September 30, 2024, and 2023, there were 46,315,018 and 43,478,502 shares of common stock issued and outstanding, respectively.

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

The following table reconciles actual basic and diluted earnings per share for the three and nine months ended September 30, 2024, and 2023, respectively (in thousands, except share and per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loss per share:
Numerator:
Net loss	$(554)	$(2,742)	$(784)	$(7,032)
Denominator:
Weighted-average common shares outstanding
Basic and diluted	46,300,497	41,897,995	45,819,887	33,452,502
Net loss per common share
Basic and diluted	$(0.01)	$(0.07)	$(0.02)	$(0.21)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share for the three months and nine months ended September 30, 2024, and the net loss per common share for the three and nine months ended September 30, 2023, were as follows:

	Nine Months Ended September 30,
	2024	2023
Shares unvested and subject to exercise of stock options	-	72,259
Shares subject to outstanding common stock options	2,257,073	2,569,385
Shares subject to convertible notes stock conversion	44,297,527	5,461,929
Shares subject to warrants stock conversion	16,000,000	16,586,980
Shares subject to contingent earn out	10,500,000	10,500,000
Restricted stock units	2,704,519	2,374,845

NOTE 20 – BENEFIT PLAN

The Company maintains a safe harbor 401(k) retirement plan for the benefit of its employees. The plan allows participants to make contributions subject to certain limitations. Company matching contributions were $90,000 and $280,000 for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2023, Company matching contributions were $84,000 and $373,000, respectively.

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

NOTE 22 – SUBSEQUENT EVENTS

On November 11, 2024, the Company amended the terms of the 12% Secured Term Notes and 8% Secured Convertible Notes including extending the maturity date to January 23, 2027, amending the interest rates and adjusting the requirement for the Company to maintain a minimum cash balance of at least $1 million with the provision now applicable only at the end of any calendar month commencing on or after February 1, 2025.

The interest rates on the 12% Secured Term Notes and 8% Secured Convertible Notes increase to 17% and 13%, respectively, with effect from the date of amendment, with the interest rates then reducing by 0.75% for each three-month period that the Company reports an Adjusted EBITDA exceeding $900,000, starting with the three months ending March 31, 2025, subject to a maximum reduction to 14% and 10%, respectively. In addition, a sum of $64,000 is payable to the holders of the 12% Secured Term Notes in January 2025, and the principal amount of the 8% Secured Convertible Notes was increased by $266,000 with effect from the date of the amendment.

The Company may prepay any portion of the 12% Secured Term Notes, without penalty, at any time after February 1, 2025.

Management has considered subsequent events through November 13, 2024, the date this report was issued, and there were no events, except for the amendment of the 12% Secured Term Notes and 8% Secured Convertible Notes, that required additional disclosure.

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

SpringBig serves approximately 1,000 retail and brand clients across more than 2,500 distinct retail locations in North America. Our clients distribute more than 600 million messages annually, via text, push or email, and in the last year more than $7.7 billion of gross merchandise value was accounted for by clients utilizing our platform.

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

Recent Developments

On November 11, 2024, the Company amended the terms of the 12% Secured Term Notes and 8% Secured Convertible Notes including extending the maturity date to January 23, 2027, amending the interest rates and adjusting the requirement for the Company to maintain a minimum cash balance of at least $1 million with the provision now applicable only at the end of any calendar month commencing on or after February 1, 2025. Further details are included in the “Liquidity & Capital Resources” section of this item.

Key Operating and Financial Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following is our analysis for the three and nine months ended September 30, 2024, and 2023, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$6,425	$6,888	$19,511	$21,259
Net loss	(554)	(2,742)	(784)	(7,032)
Adjusted EBITDA	409	(882)	889	(3,370)

Number of retail clients	1,022	1,356	1,022	1,356
Net revenue retention	88%	93%	88%	93%
Number of messages (million)	152	137	450	427

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

A reconciliation of net loss before taxes to non-GAAP EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss	$(554)	$(2,742)	$(784)	$(7,032)
Interest income	-	(3)	(6)	(17)
Interest expense	550	400	1,969	1,114
Depreciation expense	42	68	143	199

EBITDA	38	(2,277)	1,322	(5,736)

Stock-based compensation	183	239	578	606
Credit loss expense	125	453	292	833
Gain on repurchase of convertible debt	-	-	(1,573)	-
Severance and related payments	104	-	260	135
Settlement of litigation, including legal costs	-	1,050	-	1,050
Change in fair value of warrants	(41)	(347)	10	(258)

Adjusted EBITDA	$409	$(882)	$889	$(3,370)

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

Results of Operations

Comparison of Three Months Ended September 30, 2024, compared to Three Months Ended September 30, 2023

The following tables set forth our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2024	2023	Increase (decrease)%
Revenue	$6,425	$6,888	$(463)	(7)%
Cost of revenue	1,990	1,604	386	24%
Gross profit	4,435	5,284	(849)	-16%
Operating expenses:
Selling, servicing and marketing	1,077	1,864	(787)	(42)%
Technology and software development	1,640	1,912	(272)	(14)%
General and administrative	1,763	4,200	(2,437)	(58)%
Total operating expenses	4,480	7,976	(3,496)	(44)%
Loss from operations	(45)	(2,692)	2,647
Interest income	-	3	(3)	nm
Interest expense	(550)	(400)	(150)	(38)%
Gain on note repurchase	-	-	-	nm
Change in fair value of warrants	41	347	(306)	nm
Loss before taxes	(554)	(2,742)	2,188	80%
Provision for income taxes	-	-	-
Loss after taxes	$(554)	$(2,742)	$2,188	80%

nm-not meaningful

Revenues. Revenues decreased $0.5 million for the three months ended September 30, 2024, representing a 7% year-on-year reduction compared with the same period in 2023. Our subscription revenue was $5.2 million for the three months ended September 30, 2024, compared with $5.4 million in the same quarter in 2023, representing 4% year-over-year decline and is impacted by the Company having to cease providing access to our platform to clients who became delinquent in their payments. This is also impacting our net revenue retention which is 88% for the twelve-month period ended September 30, 2024. The excess use revenue also declined, by 27% year-over-year due to the weaker economy impacting the cannabis sector and our clients being budget-conscious in limiting their messaging activity to within the volumes of their subscription. SpringBig has expanded its product offerings during the current year, including the introduction of a paid-for consumer VIP loyalty tier that retail clients can operate in conjunction with their standard loyalty program, and offering clients the ability to incorporate gift cards as a payment option for consumers within their digital rewards wallet. In the three and nine months ended September 30, 2024, we derived revenue of $0.3 million and $0.6 million, respectively, from these new products.

Our net revenue retention rate was 88% for the twelve months ended September 30, 2024, compared with 100% for the twelve months ended September 30, 2023, reflecting the challenging macroeconomic conditions of the cannabis market and the financial stress of some of our retail clients leading to the Company having to suspend or cease some access to our platform. The net revenue retention rate of 88% for the twelve months ended September 30, 2024, compares with 86% for the twelve months ended June 30, 2024.

Gross Profit. Gross profit decreased by $0.8 million to $4.4 million for the three months ended September 30, 2024, from $5.3 million for the three months ended September 30, 2023, representing a 16% year-on-year reduction. In part this reduction was due to the $0.5 million decline in revenues and additionally our cost of revenue increased due to higher messaging distribution costs which represent the main expense in our cost of revenue. The gross profit margin reduced from 77% for the three months ended September 30, 2023, to 69% for the three months ended September 30, 2024.

Operating Expenses. We have consistently focused on right sizing the operating expenses of the business to accelerate our path to sustainable profitability in the challenging macroeconomic conditions that prevail across the cannabis market, and which impacts revenue in the near-term.

Our operating expenses decreased by $3.5 million, or 44%, for the three months ended September 30, 2024, compared with the same period in 2023. Excluding costs relating to settlement of litigation expensed in the three months ended September 30, 2023, our operating expenses reduced by $2.4 million, or 35%.

Selling, servicing and marketing expenses decreased by $0.8 million, or 42%, for the quarter ended September 30, 2024, compared to the same period in 2023, due to lower compensation expense as a result of lower employee headcount.

Technology and software development expenses decreased by $0.3 million, or 14%, for the quarter ended September 30, 2024, compared to the same period in 2023, with the decrease being attributable to lower expenses associated with the use of offshore contract developers and a reduction in compensation expense.

General and administrative expenses decreased by $2.4 million, or 58%, for the quarter ended September 30, 2024, compared to the same period in 2023. The expenses in the quarter ended September 30, 2023, included $1.0 million relating to settlement of litigation; excluding this prior year expense the decrease was $1.4 million, or 44%, being attributable to lower insurance fees, legal and accounting advisory fees, investor relations costs and a reduction in our credit loss expense.

Interest Expense. Interest expense was $0.5 million for the quarter ended September 30, 2024, compared with $0.4 million for the quarter ended September 30, 2023.

Change in fair value of warrants. The liability relating to warrants issued by SpringBig is included on the balance sheet at the fair value prevailing at the end of the accounting period and any change in value is reported in the income statement. At September 30, 2024, the market value of the public warrants, which are quoted for trading on the OTC Pink Market, was $0.0008 per warrant compared with $0.0034 at September 30, 2024. The decrease in value, which is recognized as a credit in our income statement for the three months ended September 30, 2024, was $41,000.

Comparison of Nine Months Ended September 30, 2024, compared to Nine Months Ended September 30, 2023

The following tables set forth our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023	Increase (decrease)%
Revenue	$19,511	$21,259	$(1,748)	(8)%
Cost of revenue	5,699	4,465	1,234	28%
Gross profit	13,812	16,794	(2,982)	(18)%
Operating expenses:
Selling, servicing and marketing	3,731	6,528	(2,797)	(43)%
Technology and software development	4,576	6,257	(1,681)	(27)%
General and administrative	5,889	10,202	(4,313)	(42)%
Total operating expenses	14,196	22,987	(8,791)	(38)%
Loss from operations	(384)	(6,193)	5,809
Interest income	6	17	(11)	(65)%
Interest expense	(1,969)	(1,114)	(855)	(77)%
Gain on note repurchase	1,573	-	1,573	Nm
Change in fair value of warrants	(10)	258	(268)	104%
Loss before taxes	(784)	(7,032)	6,248	89%
Provision for income taxes	-	-	-	-
Loss after taxes	$(784)	$(7,032)	$6,248	89%

nm-not meaningful

Revenues. Revenues decreased $1.7 million for the nine months ended September 30, 2024, representing a 8% year-on-year reduction compared with the same period in 2023. Our subscription revenue was $16.1 million for the nine months ended September 30, 2024, compared with $16.6 million in the same quarter in 2023, representing 3% year-over-year decline and is impacted by the Company having to cease providing access to our platform to clients who became delinquent in their payments. The excess use revenue also declined, by 31% year-over-year due to the weaker economy in particular impacting the cannabis sector and our clients being budget-conscious in limiting their messaging activity to within the volumes of their subscription.

Gross Profit. Gross profit decreased by $3.0 million to $13.8 million for the nine months ended September 30, 2024, from $16.8 million for the nine months ended September 30, 2023, representing a 18% year-on-year reduction. In part this reduction was due to the $1.7 million decline in revenues and additionally our cost of revenue increased due to higher messaging distribution costs which represent the main expense in our cost of revenue. The gross profit margin reduced from 79% for the nine months ended September 30, 2023, to 71% for the nine months ended September 30, 2024.

Operating Expenses. Our operating expenses decreased by $8.8 million, or 38%, for the nine months ended September 30, 2024, compared with the same period in 2023. Excluding costs relating to settlement of litigation expensed in the nine months ended September 30, 2023, our operating expenses reduced by $7.7 million, or 35%.

Selling, servicing and marketing expenses decreased by $2.8 million, or 43%, for the nine months ended September 30, 2024, compared to the same period in 2023, due to lower compensation expense as a result of lower employee headcount.

Technology and software development expenses decreased by $1.7 million, or 27%, for the nine months ended September 30, 2024, compared to the same period in 2023, with the decrease being attributable to lower expenses associated with the use of offshore contract developers and a reduction in compensation expense.

General and administrative expenses decreased by $4.3 million, or 42%, for the nine months ended September 30, 2024, compared to the same period in 2023. Excluding costs relating to settlement of litigation expensed in the nine months ended September 30, 2023, our general and administrative expenses decreased by $3.3 million, or 36%, with the decrease being largely attributable to lower costs, including insurance, directors’ fees, legal and accounting advisory fees, and investor relations fees, due to being quoted for trading on the OTCQX® Best Market rather than listed on the Nasdaq Capital Market, and a lower credit loss expense.

Interest Expense. Interest expense was $2.0 million for the nine months ended September 30, 2024, compared with $1.1 million for the nine months ended September 30, 2023, with the increase being due to interest payable on cash advances used as bridging finance prior to completing the transaction to raise $8.0 million of debt financing.

Gain on note repurchase. The gain on the repurchase of the 6% Senior Secured Note is the difference between the cash paid to repurchase the entire obligation of $2.9 million and the outstanding principal and accrued interest of $5.2 million, less unamortized discounts and warrant value of $0.7 million.

Change in fair value of warrants. The liability relating to warrants issued by SpringBig is included on the balance sheet at the fair value prevailing at the end of the accounting period and any change in value is reported in the income statement. At September 30, 2024, the market value of the public warrants, which are quoted for trading on the OTC Pink Market, was $0.0008 per warrant compared with $0.0002 at December 31, 2023. The increase in value, which is recognized as an expense in our income statement for the nine months ended September 30, 2024, was $10,000.

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

On July 25, 2023, the Company entered into an agreement (the “Cash Advance”) with Cedar Advance LLC (“Cedar”) to sell future receivables to Cedar in exchange for an advance of $1.0 million. On November 22, 2023, the Company extended the Cash Advance, receiving a further advance of $0.3 million. As of December 31, 2023, and September 30, 2024, the total outstanding amount payable to Cedar was $1.1 million and $49,000, respectively, and the outstanding amount was fully repaid during October 2024.

On October 16, 2023, the Company entered into an agreement (the “ACF Cash Advance”) with Agile Capital Funding, LLC (“ACF”) to sell future receivables to ACF in exchange for an advance of $750,000. On December 7, 2023, the Company extended the ACF Cash Advance, receiving a further advance of $0.5 million. As of December 31, 2023, and September 30, 2024, the total outstanding amount payable to ACF was $1.7 million and $0, respectively.

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

On January 23, 2024, the Company raised $6.4 million through the issuance of 8% Convertible Notes and $1.6 million through the issuance of 12% Term Notes. The net cash proceeds, after transaction expenses, were $7.2 million.

The 8% Convertible Notes accrue interest which is added to the outstanding principal balance semi-annually. The Notes are convertible into common stock at a conversion price of $0.15 per share at the holder’s option any time up to the day prior to maturity, initially in January 2026. The 12% Term Notes, initially due at issuance in January 2026, accrue interest payable in cash semi-annually. The 8% Convertible Notes and 12% Term Notes rank pari passu and are secured by substantially all the assets of the Company.

On November 11, 2024, the Company amended the terms of the 12% Secured Term Notes and 8% Secured Convertible Notes including extending the maturity date to January 23, 2027, amending the interest rates and adjusting the requirement for the Company to maintain a minimum cash balance of at least $1 million with the provision now applicable only at the end of any calendar month commencing on or after February 1, 2025.

The interest rates on the 12% Secured Term Notes and 8% Secured Convertible Notes increase to 17% and 13%, respectively, with effect from the date of amendment, with the interest rates then reducing by 0.75% for each three-month period that the Company reports an Adjusted EBITDA exceeding $900,000, starting with the three months ending March 31, 2025, subject to a maximum reduction to 14% and 10%, respectively. In addition, a sum of $64,000 is payable to the holders of the 12% Secured Term Notes in January 2025, and the principal amount of the 8% Secured Convertible Notes was increased by $266,000 with effect from the date of the amendment.

The Company may prepay any portion of the 12% Secured Term Notes, without penalty, at any time after February 1, 2025.

The following table summarizes our cash, accounts receivable, and working capital at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$847	$331
Accounts receivable, net	2,847	2,948
Working capital	(9,276)	(9,106)

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2024, and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Total cash (used in) provided by:
Operating activities	$(1,334)	$(3,468)
Investing activities	(64)	(259)
Financing activities	1,914	474
	$516	$(3,253)

Operating Activities

Cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation and amortization, non-cash stock compensation expenses, changes in the fair value of financial instruments and the effect of changes in working capital and other activities.

In the nine months ended September 30, 2024, the net loss was $0.7 million, and the cash used in operating activities was $1.3 million. The difference of $0.6 million is due to the $1.6 million gain on the repurchase of the 6% Secured Convertible Note in January 2024, the cash benefit of which is reflected in financing activities, and a $1.0 million increase in working capital (primarily due to reduced payables) being offset by $2.0 million of non-cash items (including depreciation, amortization, stock-based compensation and change in the fair value of warrants).

In the nine months ended September 30, 2023, the net loss was $7.0 million, and cash used in operations was $3.5 million. The cash used by operations benefiting from the receipt of $1.7 million relating to refundable employee retention payroll tax credits under the Coronavirus Aid, Relief and Economic Security Act (CARES Act) and $2.4 million of non-cash items offset by a $0.6 million reduction in working capital (primarily due to an increase in receivables). Due to the complex nature of the employee retention credit computations, we have deferred any benefit related to these credits until we have reasonable certainty, including, but not limited to, the completion of any potential audit or examination or the expiration of the related statute of limitations.

Investing Activities

SpringBig has low capital investment requirements, with our needs being comprised primarily of computer equipment and office furniture and related items. Cash used in investing activities was $64,000 for the nine months ended September 30, 2024, and $259,000 for the nine months ended September 30, 2023.

Financing Activities

During the nine months ended September 30, 2024, the net cash provided by financing activities was $1.9 million. The proceeds of $7.2 million, net of expenses, from the issuance of the $1.6 million aggregate principal amount of 12% Secured Term Notes, due 2026, and $6.4 million aggregate principal amount of 8% Secured Convertible Notes, due 2026, were in part used to repay the 6% Senior Secured Convertible and associated warrants for cash consideration of $2.9 million. The short-term cash advances were repaid by $1.9 million, and we repaid a related party loan of $0.5 million. The outstanding balance at September 30, 2024, on the short-term cash advances was $49,000 and this was fully repaid during October 2024.

During the nine months ended September 30, 2023, the net cash provided by financing activities was $0.5 million. The sources of financing funds were $2.4 million from the issuance, net of expenses, of common stock in May 2023, $0.8 million from short-term cash advances, $0.3 million from the exercise of stock options and $0.1 million from a related party loan. The company repaid $3.1 million of the 6% Senior Secured Convertible Note during the period.

Off-Balance Sheet Arrangements

At September 30, 2024, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to shareholders.

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

The Company has evaluated its tax positions for any uncertainties based on the technical merits of the positions taken. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be upheld on examination by taxing authorities. The Company has analyzed the tax positions taken and has concluded that as of September 30, 2024, and December 31, 2023, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability or disclosure in the financial statements.

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

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer) evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2024, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date. See the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for a description of the Company’s material weaknesses in internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

For a description of developments to legal proceedings during the nine months ended September 30, 2024, see “Litigation” under Note 16, “Commitments and Contingencies” to our condensed consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

(a)	On November 11, 2024, the Company amended the terms of the 12% Secured Term Notes and 8% Secured Convertible Notes including extending the maturity date to January 23, 2027, amending the interest rates and adjusting the requirements for the Company to maintain a minimum cash balance of at least $1 million with the provision now only applicable at the end of any calendar month commencing on or after February 1, 2025. See Note 9, “Long-Term Debt” to our condensed consolidated financial statements.

(b)	None.

(c)	During the nine months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed/Furnished Herewith	SEC File #
3.1	Certificate of Incorporation of SpringBig Holdings, Inc.	10-K	3.1	April 01, 2024		001-40049
3.2	By-Laws of SpringBig Holdings, Inc.	10-K	3.2	April 01, 2024		001-40049
4.1	First Amendment to Springbig Holdings, Inc, Senior Secured Term Promissory Note				**
4.2	First Amendment to Springbig Holdings, Inc. Senior Secured Convertible Promissory Note				**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SpringBig Holdings, Inc

By:	/s/ Jeffrey Harris
Name:	Jeffrey Harris
Title:	Chief Executive Officer
(Principal Executive Officer)
Date:	November 13, 2024

By:	/s/ Paul Sykes
Name:	Paul Sykes
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	November 13, 2024