Form 10-K/A
period 2023-12-31
SpringBig Holdings, Inc.
filed 2025-03-05
CIK 1801602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-40049

SPRINGBIG HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	88-2789488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

621 NW 53rd Street

Ste. 500

Boca Raton, Florida 33487

(Address of principal executive offices and zip code)

(800) 772-9172

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Exchange on June 30, 2023, was $18.2 million.

As of March 27, 2024, there were 45,594,864 shares of common stock, $0.0001 par value issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

SpringBig Holdings, Inc. (the “Company,” “we,” “us,” “our,” or “SpringBig”) previously filed its Annual Report on Form 10-K for the year ended December 31, 2023 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on April 1, 2024. In accordance with General Instruction G(3) of Form 10-K, this Amendment No. 1 to the Original Form 10-K (this “Amendment”) is being filed solely for the purpose of filing the information required to be filed in Part III of Form 10-K, including the deletion of the reference on the cover of the Original Filing to the incorporation by reference of certain information from our proxy statement into Part III of the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications by the principal executive officer and the principal financial officer of the Company as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV of this Annual Report on Form 10-K is amended to include the currently dated certifications as exhibits. As no financial statements have been included in this Amendment and it does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as expressly noted in this Amendment, this Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify or update in any way any of the other disclosures contained in the Original Form 10-K including, without limitation, the financial statements. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC. Capitalized terms used, but not defined herein, shall have the meanings ascribed to them in the Original Form 10-K.

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our business and affairs are managed under the direction of our Board of Directors. Our Board of Directors consists of five members, with Jeffrey Harris serving as Chairman. Our Bylaws provide for a classified Board of Directors divided into three classes, with the classes to be as nearly equal in number as possible, serving staggered terms as follows:

●	Class I, which consists of Matt Sacks and Mark Silver, whose terms will expire at SpringBig’s fourth annual meeting following the effectiveness of its Certificate of Incorporation;

●	Class II, which consists of Marc Shiffman, whose term expires at SpringBig’s second annual meeting following the effectiveness of its Certificate of Incorporation, which is currently scheduled to occur on March 28, 2025; and

●	Class III, which consists of Jeffrey Harris, and Sergey Sherman, whose terms will expire at SpringBig’s third annual meeting following the effectiveness of its Certificate of Incorporation.

At each annual meeting of stockholders, directors will be elected to succeed the class of directors whose terms have expired. This classification of our Board of Directors could have the effect of increasing the length of time necessary to change the composition of a majority of the Board of Directors. Our Certificate of Incorporation provides that the Board of Directors shall be fixed from time to time by the Board pursuant to a resolution adopted by a majority of the Board.

Recent Board Developments

On August 30, 2023, Amanda Lannert and on August 31, 2023, Steven Bernstein and Patricia Glassford resigned as members of the Board effective immediately on such dates, as applicable, including as a member of all Board committees of which they are a member. The resignations of such directors were not due to any disagreements with the Company or the Board on any matter relating to the Company’s operations, policies, or practices.

On September 1, 2023, (i) the Board determined that it would not be in the best interest of the Company or its shareholders to meet the continued listing requirements of the Nasdaq Capital Market, (ii) the Company notified the Nasdaq Stock Market LLC (“Nasdaq”) that it was withdrawing its appeal of the Nasdaq Listings Qualification staff’s delist determination dated March 7, 2023, for the Company’s failure to meet the market value of listed securities requirement in Nasdaq Listing Rule 5450(b)(2)(A) and (iii) the Company received a letter from Nasdaq confirming (a) the withdrawal of the appeal, (b) as a result of the withdrawal, the Company’s common stock and public warrants would be suspended at the open of business on September 5, 2023 and (c) Nasdaq would file a Form 25 Notification of Delisting with the Securities and Exchange Commission when all of its internal procedural periods have run, and such filing occurred on September 8, 2023. The letter also noted that the Company failed to meet the minimum bid price requirement in Nasdaq Listing Rule 5450(a)(1). Our Common Stock began trading on the OTCQX® Best Market under its same trading symbol “SBIG” on September 6, 2023.

As previously reported, on January 23, 2024 (the “Notes Closing Date”), SpringBig entered into a note purchase agreement pursuant to which it issued $6.4 million of 8% Senior Secured Convertible Promissory Notes due 2026 (the “Convertible Notes”) and $1.6 million of 12% Senior Secured Term Promissory Notes due 2026 (the “Term Notes”) in a private placement with the purchasers party thereto (the “Purchasers”). In connection with the closing of the notes, SpringBig entered into a Director Nomination Agreement (“Nomination Agreement”) on the same date with Shalcor Management, Inc., an Alberta corporation (“Shalcor”), and Lightbank II, L.P., a Delaware limited partnership (“Lightbank” and, together with Shalcor, the “Investors”), each of which is a Purchaser. Shalcor and Lightbank purchased $2,800,000 and $2,400,000 of Convertible Notes, respectively, and $700,000 and $600,000 of Term Notes, respectively.

Pursuant to the Nomination Agreement, the Investors have the right to appoint or nominate for election to the Board, as applicable, an aggregate of three individuals, to serve as directors of the Company, with two individuals designated as Class I directors of the Board and one individual designated as a Class II director of the Board. The Nomination Agreement provides that on the Notes Closing Date one of the Class I director nominees will be Matt Sacks, who is a Co-Managing Partner of Lightbank, and the Class II director nominee will be Shawn Dym, who is the Managing Director of Shalcor, and that the Investors will have the right to jointly designate one additional Class I director nominee to the Board on a date after the Closing Date. Effective at 12 noon Eastern time on the Notes Closing Date, Phil Schwarz and Jon Trauben resigned as members of the Board, including as members of the Audit Committee, and the Board decreased the size of the Board to five members. The resignations of such directors were not due to any disagreements with the Company or the Board on any matter relating to the Company’s operations, policies, or practices. The Board appointed Mr. Dym and Mr. Sacks to fill such vacancies. Except for the Nomination Agreement, Mr. Dym and Mr. Sacks were not selected pursuant to any arrangement or understanding between him and any other person.

On May 10, 2024, pursuant to the Nomination Agreement, the Board appointed Mark Silver as a Class I director of the Board. Except for the Nomination Agreement, Mr. Silver was not selected pursuant to any arrangement or understanding between him and any other person.

Effective at 12 noon on September 23, 2024, Mr. Dym resigned as a member of the Board. The resignation of Mr. Dym was not due to any disagreements with the Company or the Board on any matter relating to the Company’s operations, policies, or practices. On September 23, 2024, pursuant to the Nomination Agreement, the Board appointed Marc Shiffman as a Class II director of the Board. Except for the Nomination Agreement, Mr. Shiffman was not selected pursuant to any arrangement or understanding between him and any other person.

As of January 29, 2025, the Board comprised of Jeffrey Harris, Matt Sacks, Sergey Sherman, Marc Shiffman and Mark Silver.

Departure of Chief Executive Officer

Lead independent director Marc Shiffman, on behalf of the Board, is spearheading a comprehensive search to identify, evaluate and recommend qualified candidates to serve as the Company’s new Chief Executive Officer. Mr. Shiffman is leading the transition team.

On January 22, 2025, SpringBig Holdings, Inc. (and, together with its wholly owned subsidiary SpringBig, Inc., the “Company”) reported that Jeffrey Harris has announced his intention to separate from his position as the Company’s CEO and an employee of the Company. On January 15, 2025 (the “Execution Date”), the Board and Mr. Harris reached an understanding regarding his decision to separate from the Company. On the Execution Date, the Company and Mr. Harris entered into a Separation and Release of Claims Agreement (the “Harris Separation Agreement”) pursuant to which the last day of service for Mr. Harris as the CEO of the Company will be the latest of (a) March 31, 2025, (b) if requested by the Board, the date of the first annual meeting of the shareholders of the Company held after the Execution Date and (c) if requested by the Board, the date of the filing with the Securities and Exchange Commission of the SpringBig Holdings, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Harris Separation Date”).

From the Execution Date through the Harris Separation Date, Mr. Harris will be entitled to his current annualized base salary of $450,000. In addition, on the Harris Separation Date, the Company is required to grant Mr. Harris 250,000 restricted stock units pursuant to its Plan subject to vesting on the earlier of the occurrence of a Change of Control (as defined in the Plan) and March 31, 2026. Furthermore, the Company is required to pay Mr. Harris three percent (3%) of all Gaming Revenue (as defined below) for the calendar year 2025 and two percent (2%) of all Gaming Revenue for calendar year 2026 (the “Gaming Commissions”), to be paid quarterly no later than the 15th day of the month following each quarter end. However, Mr. Harris would be required to repay to the Company any Gaming Commissions the Company has paid with respect to Gaming Revenue earned from a customer that has terminated its relationship with the Company prior to the one year anniversary of the commencement of that relationship. “Gaming Revenue” means revenue generated by the Company from messaging tools designed to boost engagement across casinos, skilled gaming and sports betting but does not include revenue generated from leads provided by a member of the Board.

As previously disclosed, Mr. Harris is party to a Nonsolicitation, Nondisclosure and Assignment of Inventions Agreement (the “Harris Nonsolicitation Agreement”) and a Noncompetition Agreement (the “Harris Noncompetition Agreement”), each dated as of November 8, 2021. The Harris Separation Agreement provides that both agreements will remain in full force and effect except (i) in both agreements, the Harris Separation Date would be deemed to be the termination of the relationship between the Company and Mr. Harris, (ii) in both agreements, the definition of “Business of the Company” was expanded to cover the gaming industry in addition to the cannabis industry, (iii) in the Harris Nonsolicitation Agreement, the periods of nonsolicitation were extended to 36 months after the Harris Separation Date from 12 months and (iv) in the Harris Noncompetition Agreement, the periods of noncompetition were extended to 36 months after the Harris Separation Date from 12 months.

The Company may terminate the Harris Separation Agreement immediately for Cause (as defined in the Harris Separation Agreement) in which case it would no longer be obligated to make any payments or provide any benefits to Mr. Harris. The Harris Separation Agreement also contains customary provisions relating to, among other things, a release of claims, return of property and non-disparagement.

In addition, Mr. Harris entered into a consulting agreement with the Company on the Execution Date, as set forth in Exhibit D to the Harris Separation Agreement (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Harris will provide the following services to the Company for a twelve-month period commencing on the Harris Separation Date: Mr. Harris will make himself available to the Board and senior management team of the Company to help with questions and issues that may arise, to help with key clients and prospect issues as needed, to help the Company with strategic planning and to be a constructive team player and collaborator to help in the Company’s success. As consideration for his services, Mr. Harris will receive a consulting fee of $450,000, payable in eighteen monthly installments of $25,000 each (the “Consulting Fee”). The Company may terminate the Consulting Agreement immediately for Cause (as defined in the Consulting Agreement), in which case it would no longer be obligated to pay the Consulting Fee. The Consulting Agreement also contains customary provisions relating to, among other things, assignment of inventions requirements.

Neither the Harris Separation Agreement nor the Consulting Agreement will have any effect on the Board service of Mr. Harris, and it is expected that following the Harris Separation Date Mr. Harris will continue to serve on the Board as a non-executive member. However, pursuant to the Harris Separation Agreement, Mr. Harris will not be entitled to cash fees as a Board member while providing services under the Harris Separation Agreement or the Consulting Agreement.

Board of Directors (ages listed herein are as of February 10, 2025)

Jeffrey Harris, age 60, is the Chief Executive Officer and Chairman of the Board of Directors of SpringBig. Mr. Harris has been the CEO of Legacy SpringBig since founding the company and became CEO of SpringBig in connection with the closing of the merger. Prior to founding SpringBig, Mr. Harris also founded InteQ (formally SHC Direct LLC) in 1997, a leading customer relationship marketing company offering specialized expertise in the planning, implementation and ongoing execution of strategic loyalty programs. See above under the heading “—Departure of Chief Executive Officer.”

Mr. Harris is qualified to serve on the Board of Directors of SpringBig based on his substantial business, leadership and management experience as SpringBig’s Chief Executive Officer as well as his significant experience in the industry.

Matt Sacks, age 33, has served as a member of the Board of Directors since his appointment by the Board on January 23, 2024. Mr. Sacks brings extensive experience of investing in technology businesses from his role as Co-Managing Partner of Lightbank, which he has served since 2020, and previously as a Principal at New Enterprise Associates. Since 2018, Mr. Sacks has served as Executive Chairman of Luminary Media, a podcasting company he founded. From 2018 to 2020, Mr. Sacks served as Chief Executive Officer of Luminary Media. In addition, Mr. Sacks has served on the board of directors of Sparkplug Corporation since December 2022. He started his career as a member of the Technology, Media and Telecom investment banking team at Goldman Sachs.

We believe that Mr. Sacks’s experience on our Board of Directors, as well as his extensive experience investing in and managing technology businesses, make him well qualified to serve on SpringBig’s Board of Directors.

Sergey Sherman, age 54, has served as a member of the Board of Directors of SpringBig since the closing of the merger on June 14, 2022. He has served as Tuatara’s Chief Financial Officer since its inception until June 2022 and brings over 20 years of professional experience across investment banking and finance with expertise in private equity, mergers and acquisitions, leveraged finance and credit. Mr. Sherman joined Tuatara Capital in 2019 and as Managing Director - Investments is responsible for all aspects of the investment process including origination, transaction structuring, due diligence, financing and portfolio management. Prior to Tuatara Capital, Mr. Sherman was a Managing Director at Société Générale’s investment banking group in the U.S. and was previously in the financial sponsors groups at RBC Capital Markets and J.P. Morgan. Prior to investment banking, he was an executive in the business development/mergers and acquisitions group at GE Capital. Mr. Sherman started his career as a nuclear submarine officer in the U.S. Navy. Mr. Sherman has a B.S. in Electrical Engineering from Carnegie Mellon University and holds an MBA from The George Washington University.

We believe Mr. Sherman’s experience in transaction execution, investment banking and the investing in the cannabis sector makes him well qualified to serve on SpringBig’s Board of Directors.

Marc Shiffman, age 57, has served as a member of the Board of Directors, Lead Independent Director and member of the Audit Committee of SpringBig since his appointment by the Board on September 23, 2024. Mr. Shiffman is the former President and Chief Executive Officer, and served on the board of directors, at SMS Assist, a technology platform serving the property services management industry, which was acquired by Lessen Inc. in January 2023. Before being named CEO in April 2019, Mr. Shiffman was President and Chief Financial Officer. Mr. Shiffman currently serves on the Chicago Innovation Board of Advisors. Mr. Shiffman earned his bachelor’s degree in economics from the Wharton School of the University of Pennsylvania and his M.B.A. from The University of Chicago Booth School of Business.

We believe that Mr. Shiffman’s experience on our Board of Directors, as well as his extensive management and financial experience in technology businesses, make him well qualified to serve on SpringBig’s Board of Directors.

Mark Silver, age 65, has served as a member of the Board of Directors since his appointment by the Board on May 10, 2024. Mr. Silver is President of Optus Capital Corporation. Mr. Silver has made significant real estate investments in both development stage and income producing properties in the residential, commercial and industrial sectors over his 36-year business career. Over the last 23 years, these investments have been made through his company, Optus Capital Corporation. Mr. Silver was a founding partner and Chief Executive Officer of Universal Energy, which was sold in 2009 to Just Energy Group Inc. He co-founded Direct Energy Marketing and grew the company to over $1.3 billion in revenues before selling to Centrica PLC (also known as British Gas) in 2000. Mr. Silver is Chairman and Chief Executive Officer of Eddy Smart Home Solutions Ltd.

We believe that Mr. Silver’s experience on our Board of Directors, as well as his extensive management and investment experience, make him well qualified to serve on SpringBig’s Board of Directors.

Certain Former Members of the Board of Directors

Shawn Dym, age 65, served as a member of the Board of Directors of SpringBig from January 2024 until his resignation in September 2024. See “—Recent Board Developments.” Mr. Dym has served since December 2022 as Chairman of Decibel Cannabis Company, a leading Canadian cannabis company which is listed on the TSX Venture Exchange, and a member of its audit committee. Mr. Dym is an early investor and strategic thought leader in the North American cannabis industry and co-founded and serves as an advisor on the board of Green Acre Capital, Canada’s largest cannabis private investment fund. As an early investor in Aphria, he served on their board from October 2017 to November 2019. He oversees investments for Shalcor Management, Inc., working with Optus Capital Corporation, a family office.

We believe Mr. Dym’s experience in the cannabis industry and his service on various boards made him well qualified to serve on SpringBig’s Board of Directors when he had that role.

Family Relationships

There are no family relationships between the members of our Board of Directors and our executive officers.

Director Independence

The Board of Directors of SpringBig has determined that each of the directors on the Board of Directors of SpringBig other than Mr. Harris will qualify as independent directors, as defined under the listing rules of The Nasdaq Stock Market LLC (the “Nasdaq listing rules”), and the Board of Directors of SpringBig consists of a majority of “independent directors,” as defined under the rules of the SEC and Nasdaq listing rules relating to director independence requirements, notwithstanding the fact that our Common Stock is no longer listed on Nasdaq.

Board Committees

The Board of Directors of SpringBig maintains an audit committee. The Board of Directors of SpringBig has adopted a charter for this committee, which complies with the applicable requirements of current SEC rules. A copy of the charter for this committee is available on the investor relations portion of SpringBig’s website.

Audit Committee

SpringBig’s audit committee consists of Marc Shiffman and Sergey Sherman. Mr. Sherman serves as chair of the audit committee. Shawn Dym served as a member of the audit committee from January 2024 until his resignation in September 2024, at which point Mr. Shiffman assumed his role. The Board of Directors has determined that each of the members of the audit committee satisfies the independence and other requirements of Nasdaq and Rule 10A-3 under the Exchange Act, including that each member of the audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements (even though our Common Stock is no longer listed on Nasdaq). In arriving at this determination, the Board of Directors of SpringBig examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.

The Board of Directors of SpringBig has determined that the chair of the audit committee qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of Nasdaq listing rules (even though our Common Stock is no longer listed on Nasdaq). In making this determination, the Board of Directors of SpringBig considered Mr. Sherman’s formal education and previous experience in financial roles. Both SpringBig’s independent registered public accounting firm and management periodically meet privately with SpringBig’s audit committee.

The functions of this committee include, among other things:

●	approve the hiring, discharging and compensation of SpringBig’s independent auditors;

●	oversee the work of SpringBig’s independent auditors;

●	approve engagements of the independent auditors to render any audit or permissible non-audit services;

●	review the qualifications, independence and performance of the independent auditors;

●	review SpringBig’s financial statements and review SpringBig’s critical accounting policies and estimates;

●	review the adequacy and effectiveness of SpringBig’s internal controls; and

●	review and discuss with management and the independent auditors the results of SpringBig’s annual audit, SpringBig’s quarterly financial statements and SpringBig’s publicly filed reports.

Code of Business Conduct and Ethics for Employees, Executive Officers and Directors

Our Board of Directors has adopted a Code of Ethics and Business Conduct (the “Code of Conduct”) that is applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at www.springbig.com. Our Board of Directors is responsible for overseeing the Code of Conduct and the Board of Directors must approve any waivers of the Code of Conduct for executive officers and directors.

Meetings of The Board and Its Committees

The Board met 4 times during the fiscal year ended December 31, 2023 and 7 times during the fiscal year ended December 31, 2024. The Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee met 3 times, 1 time and 1 time, respectively, during the fiscal year ended December 31, 2023. On September 1, 2023, the Board abolished the Compensation Committee and the Nominating and Corporate Governance Committee following the suspension of the listing of its Common Stock and public warrants on Nasdaq on September 5, 2023 and the commencement of trading of its Common Stock on the OTCQX® Best Market under its same trading symbol “SBIG” on September 6, 2023. The Audit Committee met 4 times during the fiscal year ended December 31, 2024. Each director attended 75% or more of the aggregate number of meetings of the Board and of the committees on which he or she served, held during the portion of the fiscal year ended December 31, 2023 and December 31, 2024 for which he or she was a director or committee member.

Director Compensation

See “Executive and Director Compensation” under Item 11. Executive Compensation above for information regarding compensation paid to our directors.

Executive Officers (ages listed herein are as of February 10, 2025)

Jeffrey Harris, age 60, is the Chief Executive Officer and also serves as a member and Chairman of the Board of Directors of SpringBig. See above under the heading “—Departure of Chief Executive Officer.”

Paul Sykes, age 59, is the Chief Financial Officer of SpringBig. Mr. Sykes has been the CFO of Legacy SpringBig since April 2021 and became CFO of SpringBig in connection with the closing of the merger. Prior to joining SpringBig, Mr. Sykes was Chief Financial Officer of dmg information, the U.S. based business information group of London stock exchange listed DMGT plc, from 1997 to 2017; and from 2018 through 2020 was CFO and COO of Nordis Technologies. Particularly from his tenure at dmg information, Mr. Sykes has substantial experience of executing acquisition transactions and operating in a public environment. Mr. Sykes started his career with KPMG in the United Kingdom.

Departure of Chief Financial Officer

Lead independent director Marc Shiffman, on behalf of the Board, is spearheading a comprehensive search to identify, evaluate and recommend qualified candidates to serve as the Company’s new Chief Financial Officer. Mr. Shiffman is leading the transition team.

On January 22, 2025, the Company reported that Paul Sykes has announced his intention to separate from his position as the Company’s CFO and an employee of the Company. On the Execution Date, the Board and Mr. Sykes reached an understanding regarding his decision to separate from the Company. On the Execution Date, the Company and Mr. Sykes entered into a Separation and Release of Claims Agreement (the “Sykes Separation Agreement”) pursuant to which the last day of service for Mr. Sykes as the CFO of the Company will be June 14, 2025 (the “Sykes Separation Date”).

From the Execution Date through the Sykes Separation Date, Mr. Sykes will be entitled to his current annualized base salary of $364,000. On the Sykes Separation Date, Mr. Sykes will be entitled to an aggregate bonus of $227,500.05, payable in fifteen semimonthly installments of $15,166.67. In addition, on the Sykes Separation Date, the Company is required to accelerate the vesting of 86,667 restricted stock units previously granted to Mr. Sykes pursuant to the Plan. Furthermore, if Mr. Sykes timely and properly elects COBRA continuation coverage under the Company’s health plan, the Company will generally be required to contribute up to $1,228.93 per month toward premiums under the health plan for up to twelve months following the Sykes Separation Date.

As previously disclosed, Mr. Sykes is party to a Nonsolicitation, Nondisclosure and Assignment of Inventions Agreement and a Noncompetition Agreement, each dated as of November 8, 2021. The Sykes Separation Agreement provides that both agreements will remain in full force and effect except (i) in both agreements, the Sykes Separation Date would be deemed to be the termination of the relationship between the Company and Mr. Sykes and (ii) in both agreements, the definition of “Business of the Company” was expanded to cover the gaming industry in addition to the cannabis industry.

The Company may terminate the Sykes Separation Agreement immediately for Cause (as defined in the Sykes Separation Agreement) in which case it would no longer be obligated to make any payments or provide any benefits to Mr. Sykes. The Sykes Separation Agreement also contains customary provisions relating to, among other things, a release of claims, return of property and non-disparagement.

DELINQUENT SECTION 16(A) REPORTS

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the years ended December 31, 2023 and December 31, 2024, we believe that all of our officers, directors and greater than 10% beneficial owners timely filed all reports required by Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE AND DIRECTOR COMPENSATION

SpringBig’s named executive officers, including its principal executive officer and the next two most highly compensated executive officers, as of December 31, 2023, unless otherwise specified, were:

●	Jeffrey Harris, SpringBig’s Chief Executive Officer;

●	Paul Sykes, SpringBig’s Chief Financial Officer; and

●	Navin Anand, SpringBig’s Former Chief Technology Officer.

Table

The following table provides information regarding the compensation earned by or paid to SpringBig’s named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Jeffrey Harris	2023	$450,000	$—	$254,800	$—	$—	$—	$704,800
Chief Executive Officer	2022	$371,731	$609,375	$—	$—	$—	$—	$981,106
Paul Sykes	2023	$350,000	$—	$105,350	$—	$—	$—	$455,350
Chief Financial Officer	2022	$324,615	$425,000	$88,650	$—	$—	$—	$838,265
Navin Anand	2023	$235,577	$—	$29,400	$—	$—	$—	$264,977
Former Chief Technology Officer(1)	2022	$228,116	$60,000	$88,650	$—	$—	$—	$376,766

(1)	Mr. Anand’s employment as Chief Technology Officer ceased effective December 8, 2023.

(2)	The amount reported in this column for Mr. Harris consists of (i) $300,000 paid in connection with the closing of the business combination and (ii) $309,375 in aggregate grant date fair value of restricted stock granted in connection with the performance of the Company during 2022 pursuant to the Executive Employment Agreement, dated November 8, 2021 by and between SpringBig and Mr. Harris. The aggregate number of shares underlying such restricted stock award was 300,000. The amount reported in this column for Mr. Sykes consists of (i) $250,000 paid in connection with the closing of the business combination and (ii) $175,000 paid in connection with the performance of the Company during 2022 pursuant to the Executive Employment Agreement, dated November 8, 2021 by and between SpringBig and Mr. Sykes.
(3)	Amounts represent the aggregate grant date fair value of restricted stock granted to our named executive officers computed in accordance with ASC Topic 718. The assumptions used in calculating the grant date fair value of the restricted stock units (“RSUs”) reported in this column are set forth in Note 16 — Stock Based Compensation to our consolidated financial statements included elsewhere in this prospectus. These amounts do not reflect the actual economic value that may be realized by the named executive officer.

Narrative Disclosure to Summary Compensation Table

For 2022, the compensation programs for SpringBig’s named executive officers consisted of base salary, cash bonuses and incentive compensation delivered in the form of RSU awards. For 2023, the compensation programs for SpringBig’s named executive officers consisted of base salary and incentive compensation delivered in the form of RSU awards.

Base Salary

Base salary is set at a level that is intended to reflect the executive’s duties, authorities, contributions, prior experience and performance.

Cash Bonus

Prior to the business combination, SpringBig did not maintain formal arrangement with its named executive officers providing for annual cash bonus awards. See “Executive Employment Agreements,” below, for a description of the terms of the employment agreements with Messrs. Harris and Sykes that became effective as of the business combination.

Equity-Based Incentive Awards

SpringBig’s equity award program is the primary vehicle for offering long-term incentives to its executives. SpringBig believes that equity awards provide its executives with a strong link to long-term performance, create an ownership culture and help to align the interests of SpringBig’s executives and members. To date, SpringBig has used stock options and RSUs for this purpose. SpringBig believes that its equity awards are an important retention tool for its executive officers, as well as for its other employees. SpringBig awards equity awards broadly to its employees, including to its non-executive employees.

Prior to the business combination, all of the equity awards SpringBig has granted were made pursuant to the SpringBig, Inc. 2017 Equity Incentive Plan (as amended and restated) (the “SpringBig Plan”). The terms of the SpringBig Plan are described under the section titled “—Employee Benefit Plans” below. Following the business combination, all of the equity awards SpringBig has granted were made pursuant to the Plan. The terms of the SpringBig Plan are described under the section titled “—Employee Benefit Plans” below.

Benefits and Perquisites

SpringBig provides benefits to its named executive officers on the same basis as provided to all of its employees, including medical, vision and dental insurance; life insurance; short and long-term disability insurance; and a 401(k) plan. SpringBig does not maintain any executive-specific benefit or executive perquisite programs.

Retirement Plans

SpringBig maintains a tax-qualified retirement plan that provides its employees, including its named executive officers, who satisfy certain eligibility requirements with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to participate in the 401(k) plan as of the first day of a new quarter after six (6) months of employment with SpringBig. Under the 401(k) plan, SpringBig may make discretionary matching contributions.

Executive Employment Arrangements

In connection with entering into the merger agreement, SpringBig entered into employment agreements with each of Messrs. Harris and Sykes, which became effective upon the closing of the business combination. The employment agreements with Messrs. Harris and Sykes provide for an annual base salary of $450,000 and $350,000 respectively, subject to increase from time to time, and an annual target bonus opportunity of up to 137.50% and 100% of base salary, respectively. Each of Messrs. Harris and Sykes will continue to be eligible to participate in any executive benefit plans in effect from time to time. In the event of the termination of Mr. Harris’s or Mr. Sykes’s employment without cause or for good reason within 18 months following a change in control, he will be entitled to severance equal to the sum of his base salary (paid in a lump sum within 60 days of the termination) and target annual cash incentive; continued health benefits for 12 months; and accelerated vesting of outstanding time-based equity awards, with performance awards vested based on target performance. In the event of a termination without cause or for good reason not in connection with a change in control, he will be entitled to severance equal to the sum of his base salary and target annual cash incentive; continued health benefits for 12 months; and accelerated vesting of outstanding time-based equity awards, with performance awards vested based on target performance. Severance benefits will be subject to Messrs. Harris’s and Sykes’s execution of a release of claims and compliance with restrictive covenants, including a non-solicitation and non-disparagement covenant.

See above in Item 10. Directors, Executive Officers and Corporate Governance under the headings “—Departure of Chief Executive Officer” and “—Departure of Chief Financial Officer.”

Outstanding Equity Awards at December 31, 2023

The following table presents estimated information regarding outstanding equity awards held by SpringBig’s named executive officers as of December 31, 2023.

				Option Awards
	Grant Date	Vesting Commencement Date		Number of securities underlying unexercised options (#) exercisable	Option exercise price ($)	Option expiration date
Jeffrey Harris	3/17/2019	3/17/2021	(1)	191,254	$0.52	3/17/2029
	12/2/2020	12/2/2021	(1)	74,111	$1.26	12/2/2030
Paul Sykes	6/21/2021	4/7/2021	(2)	111,167	$1.26	6/21/2031
Navin Anand(3)	6/21/2021	4/12/2021	(2)	101,903	$1.26	6/21/2031

(1)	Represents an option vesting fully as of the closing of the business combination on June 14, 2022.
(2)	Represents an option vesting with respect to (a) 35% of the shares subject to the option on December 31, 2021, (b) 15% of the shares subject to the option as of the closing of the business combination and (c) 50% of the shares subject to the option ratably over 24 months following the business combination.
(3)	Mr. Anand’s employment as Chief Technology Officer ceased effective December 8, 2023.

			Stock Awards
	Grant Date		Number of shares or units of stock that have not (#) vested	Market value of shares or units of stock that have not ($) vested(1)
Jeffrey Harris	6/28/2023	(2)	820,000	122,180
Paul Sykes	7/7/2022	(2)	30,000	4,470
Paul Sykes	6/28/2023	(2)	215,000	32,035
Navin Anand(3)	7/7/2022	(2)	30,000	4,470
Navin Anand(3)	6/28/2023	(2)	60,000	8,940

(1)	The amounts in this column are determined by multiplying (i) the number of RSUs shown in the previous column by (ii) $0.149 (the closing price of the Company’s common stock on December 31, 2023).

(2)	Restricted stock units vest one-third per year beginning on the first anniversary of the date of grant.

(3)	Mr. Anand’s employment as Chief Technology Officer ceased effective December 8, 2023.

Employee Benefit Plans

SpringBig, Inc. 2017 Equity Incentive Plan

Prior to the closing of the merger, SpringBig maintained the SpringBig Plan, which was originally established effective December 1, 2017. The SpringBig Plan was subsequently amended on January 30, 2018 and November 30, 2018 and the amended and restated SpringBig Plan was approved by the Board of Directors of SpringBig on April 10, 2019. The SpringBig Plan permits the grant of incentive stock options, non-qualified stock options, restricted stock awards, and restricted stock unit awards to SpringBig and its affiliates’ employees, consultants and directors. SpringBig will not grant any additional awards under the SpringBig Plan following the business combination; see “SpringBig Holdings, Inc. 2022 Long-Term Incentive Plan,” below for a discussion of the equity incentive plan that was adopted in connection with the closing of the business combination.

Authorized Shares. 7,495,594 shares of common stock of SpringBig were authorized under the SpringBig Plan. Awards granted under the SpringBig Plan that are canceled, forfeited or expired prior to exercise or realization will become available for future grant while the SpringBig Plan remains in effect. As of October 7, 2021, 2,317 shares of common stock of SpringBig were available for issuance under the SpringBig Plan.

Plan Administration. The 2018 Plan is administered by SpringBig’s Board of Directors or a committee of one or more members of the Board of Directors appointed by the board to administer the SpringBig Plan. Subject to the provisions of the SpringBig Plan, the administrator has the power to determine the terms of each award, such as the form of awards and vesting schedule of awards. The administrator is authorized to interpret the SpringBig Plan, prescribe the terms and conditions of the awards granted thereunder, and make all other determinations necessary or advisable for administering the SpringBig Plan.

Plan Awards. Awards to be granted under the SpringBig Plan may be subject to various restrictions, including restrictions on transferability and forfeiture provisions, as determined by the administrator and consistent with the SpringBig Plan terms. Subject to the terms of the SpringBig Plan, the administrator will determine the number of awards granted and other terms and conditions of such awards. The administrator may impose whatever conditions to vesting it determines to be appropriate. Awards that have not vested are subject to SpringBig’s right of repurchase or forfeiture. The economic and other rights associated with awards granted under the SpringBig Plan are governed by the SpringBig certificate of incorporation, as may be amended and in effect from time to time.

Non-Transferability of Awards. The awards are subject to certain transferability restrictions and requirements.

Certain Adjustments. The outstanding awards may be subject to adjustment, substitution, exchange or, to the extent then unvested, cancellation by SpringBig’s Board of Directors so as to proportionately reflect any unit splits, reverse splits, dividends or distributions, recapitalizations, reclassifications, or other relevant changes in SpringBig’s capitalization or corporate structure.

Amendment, Termination. SpringBig’s Board of Directors has the authority to amend, suspend or terminate all or any part of the SpringBig Plan in its sole discretion. Awards outstanding following the business combination will be assumed by SpringBig.

SpringBig Holdings, Inc. 2022 Long-Term Incentive Plan

At the special meeting of stockholders of Tuatara held on June 9, 2022, the stockholders of Tuatara adopted and approved the Plan.

The purpose of the Plan is to secure and retain the services of employees, directors and consultants, to provide incentives for such persons to exert maximum efforts for our success and to provide a means by which such persons may be given an opportunity to benefit from increases in value of the common stock through the granting of awards thereunder.

Summary of the Incentive Plan

This section summarizes certain principal features of the incentive plan. The summary is qualified in its entirety by reference to the complete text of the incentive plan.

Eligibility. SpringBig’s employees, consultants and directors, and employees and consultants of its affiliates, may be eligible to receive awards under the incentive plan.

Award Types. The incentive plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants.

Share Reserve. The number of shares of common stock initially reserved for issuance under the incentive plan is 1,525,175 (the amount of shares of common stock equal to 5% of the sum of (i) the number of shares of our common stock outstanding as of the consummation of the business combination and (ii) the number of shares of our common stock underlying stock options issued under the SpringBig, Inc. 2017 Equity Incentive Plan (as amended and restated) that were outstanding as of the consummation of the transactions contemplated by the merger agreement). Shares subject to stock awards granted under the incentive plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the incentive plan. At our Annual Meeting of Stockholders held on June 13, 2023, our stockholders approved an amendment to the Incentive Plan, which among other things, added an automatic annual increase in the number of shares authorized for issuance of up to 5% of the number of shares of our common stock issued and outstanding on December 31 of the immediately preceding calendar year, beginning with the fiscal year ending December 31, 2023; provided that the annual increase with respect to the fiscal year ending December 31, 2023, which is 1,332,986 shares of common stock, took effect on the first business day following the date of stockholder approval of the Amended Plan proposal, which was June 14, 2023. We may seek shareholder approval to increase this amount from time to time.

Plan Administration. The board of directors of SpringBig, or a duly authorized committee thereof, will have the authority to administer the incentive plan. The board of directors of SpringBig may also delegate to one or more officers the authority to (i) designate employees other than officers to receive specified stock awards and (ii) determine the number of shares to be subject to such stock awards. Subject to the terms of the incentive plan, the plan administrator has the authority to determine the terms of awards, including recipients, the exercise price or strike price of stock awards, if any, the number of shares subject to each stock award, the fair market value of a share, the vesting schedule applicable to the awards, together with any vesting acceleration, the form of consideration, if any, payable upon exercise or settlement of the stock award and the terms and conditions of the award agreements for use under the incentive plan. The plan administrator has the power to modify outstanding awards under the incentive plan. Subject to the terms of the incentive plan, the plan administrator also has the authority to reprice any outstanding option or stock award, cancel and re-grant any outstanding option or stock award in exchange for new stock awards, cash or other consideration, or take any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any materially adversely affected participant.

Stock Options. ISOs and NSOs are granted under stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for stock options, within the terms and conditions of the incentive plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of a share of common stock on the date of grant (however, a stock option may be granted with an exercise or strike price lower than 100% of the fair market value on the date of grant of such award if such award is granted pursuant to an assumption of or substitution for another option pursuant to a corporate transaction, as such term is defined in the incentive plan, and in a manner consistent with the provisions of Sections 409A and, if applicable, 424(a) of the Code). Options granted under the incentive plan vest at the rate specified in the stock option agreement as determined by the plan administrator. The plan administrator determines the term of stock options granted under the incentive plan, up to a maximum of ten years. Unless the terms of an optionholder’s stock option agreement provide otherwise, if an optionholder’s service relationship ceases for any reason other than cause, the optionholder may generally exercise any vested options for a period of three (3) months following the cessation of service, bur only within three (3) months following such termination, unless another period of time is provided in the applicable award agreement or other agreement, subject to the limitations in the incentive plan. The option term may be extended in the event that the exercise of the option following such a termination of service is prohibited by applicable securities laws or SpringBig’s insider trading policy. Options generally terminate immediately upon the termination of an optionholder’s service for cause. In no event may an option be exercised beyond the expiration of its term. Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the plan administrator and may include (i) cash, check, bank draft, or money order, (ii) a broker-assisted cashless exercise, (iii) the tender of shares of common stock previously owned by the optionholder, (iv) a net exercise of the option if it is an NSO and (v) other legal consideration approved by the plan administrator.

Tax Limitations on ISOs. The aggregate fair market value, determined at the time of grant, of common stock with respect to ISOs that are exercisable for the first time by an optionholder during any calendar year under all stock plans maintained by SpringBig may not exceed $100,000. Options or portions thereof that exceed such limit will generally be treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of SpringBig’s total combined voting power or that of any of SpringBig’s affiliates unless (1) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant, and (2) the option is not exercisable after the expiration of five years from the date of grant.

Restricted Stock Awards. Restricted stock awards are granted under restricted stock award agreements adopted by the plan administrator. A restricted stock award may be awarded in consideration for cash, check, bank draft or money order, past services, or any other form of legal consideration that may be acceptable to the plan administrator and permissible under applicable law. The plan administrator determines the terms and conditions of restricted stock awards, including vesting and forfeiture terms. Except as provided otherwise in the applicable award agreement, if a participant’s service relationship ends for any reason, SpringBig may receive through a forfeiture condition or a repurchase right any or all of the shares held by the participant under his or her restricted stock award that have not vested as of the date the participant terminates service.

Restricted Stock Unit Awards. Restricted stock units are granted under restricted stock unit award agreements adopted by the plan administrator. Restricted stock units may be granted in consideration for any form of legal consideration that may be acceptable to the plan administrator and permissible under applicable law. A restricted stock unit may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the plan administrator, or in any other form of consideration set forth in the restricted stock unit agreement. Additionally, dividend equivalents may be credited in respect of shares covered by a restricted stock unit. Except as otherwise provided in the applicable award agreement, restricted stock units that have not vested will be forfeited once the participant’s continuous service ends for any reason.

Stock Appreciation Rights. Stock appreciation rights are granted under stock appreciation grant agreements adopted by the plan administrator. The plan administrator determines the purchase price or strike price for a stock appreciation right, which generally cannot be less than 100% of the fair market value of common stock on the date of grant (however, a stock appreciation right may be granted with an exercise or strike price lower than 100% of the fair market value on the date of grant of such award if such award is granted pursuant to an assumption of or substitution for another option pursuant to a corporate transaction, as such term is defined in the incentive plan, and in a manner consistent with the provisions of Sections 409A). A stock appreciation right granted under the incentive plan vests at the rate specified in the stock appreciation right agreement as determined by the plan administrator.

Performance Awards. The incentive plan permits the grant of performance-based stock and cash awards. The plan administrator may structure awards so that the shares of common stock, cash, or other property will be issued or paid only following the achievement of certain pre-established performance goals during a designated performance period. The performance criteria that will be used to establish such performance goals may be based on any measure of performance selected by the plan administrator. The performance goals may be based on a company-wide basis, with respect to one or more business units, divisions, affiliates, or business segments, and in either absolute terms or relative to the performance of one or more comparable companies or the performance of one or more relevant indices. Unless specified otherwise (i) in the award agreement at the time the award is granted or (ii) in such other document setting forth the performance goals at the time the goals are established, the plan administrator will appropriately make adjustments in the method of calculating the attainment of performance goals as follows: (1) to exclude restructuring and/or other nonrecurring charges; (2) to exclude exchange rate effects; (3) to exclude the effects of changes to generally accepted accounting principles; (4) to exclude the effects of any statutory adjustments to corporate tax rates; (5) to exclude the effects of items that are “unusual” in nature or occur “infrequently” as determined under generally accepted accounting principles; (6) to exclude the dilutive effects of acquisitions or joint ventures; (7) to assume that any business divested by SpringBig achieved performance objectives at targeted levels during the balance of a performance period following such divestiture; (8) to exclude the effect of any change in the outstanding shares of common stock by reason of any stock dividend or split, stock repurchase, reorganization, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other similar corporate change, or any distributions to stockholders other than regular cash dividends; (9) to exclude the effects of stock based compensation and the award of bonuses under SpringBig’s bonus plans; (10) to exclude costs incurred in connection with potential acquisitions or divestitures that are required to expense under generally accepted accounting principles; and (11) to exclude the goodwill and intangible asset impairment charges that are required to be recorded under generally accepted accounting principles. In addition, the plan administrator retains the discretion to reduce or eliminate the compensation or economic benefit due upon attainment of the performance goals. Partial achievement of the specified criteria may result in the payment or vesting corresponding to the degree of achievement as specified in the applicable award agreement or the written terms of a performance cash award. The performance goals may differ from participant to participant and from award to award.

Other Stock Awards. The plan administrator may grant other awards based in whole or in part by reference to common stock. The plan administrator will set the number of shares under the stock award and all other terms and conditions of such awards.

Non-Employee Director Compensation Limit. The aggregate value of all compensation granted or paid by SpringBig to any individual for service as a non-employee director with respect to any calendar year (such period, the “annual period”), including stock awards and cash fees paid by SpringBig to such non-employee director, will not exceed (i) $750,000 in total value or (ii) in the event such non-employee director is first appointed or elected to the board of directors of SpringBig during such annual period, $1,000,000 in total value. For purposes of these limitations, the value of any such stock awards is calculated based on the grant date fair value of such stock awards for financial reporting purposes.

Changes to Capital Structure. In the event there is a specified type of change in SpringBig’s capital structure, such as a merger, consolidation, reorganization, recapitalization, reincorporation, stock dividend, dividend in property other than cash, large nonrecurring cash dividend, stock split, reverse stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or any similar equity restructuring transaction, appropriate adjustments will be made to (i) the class(es) and maximum number of shares of common stock subject to the incentive plan and the maximum number of shares by which the share reserve may annually increase; (ii) the class(es) and maximum number of shares that may be issued pursuant to the exercise of ISOs; and (iii) the class(es) and number of securities and exercise price, strike price or purchase price of common stock subject to outstanding awards.

Corporate Transactions. The following applies to stock awards under the incentive plan in the event of a corporate transaction, as defined in the incentive plan, unless otherwise provided in a participant’s stock award agreement or other written agreement with SpringBig or unless otherwise expressly provided by the plan administrator at the time of grant. In the event of a corporate transaction, any stock awards outstanding under the incentive plan may be assumed, continued or substituted by any surviving or acquiring corporation (or its parent company), and any reacquisition or repurchase rights held by SpringBig with respect to the stock award may be assigned to the successor (or its parent company). If the surviving or acquiring corporation (or its parent company) does not assume, continue or substitute such stock awards, then with respect to any such stock awards that are held by participants whose continuous service has not terminated prior to the effective time of the transaction, or current participants, the vesting (and exercisability, if applicable) of such stock awards will be accelerated in full to a date prior to the effective time of the transaction (contingent upon the effectiveness of the transaction), and such stock awards will terminate for no consideration if not exercised (if applicable) at or prior to the effective time of the transaction, and any reacquisition or repurchase rights held by SpringBig with respect to such stock awards will lapse (contingent upon the effectiveness of the transaction). With respect to performance awards with multiple vesting levels depending on performance level, unless otherwise provided by an award agreement or by the plan administrator, the award will accelerate at 100% of target. If the surviving or acquiring corporation (or its parent company) does not assume, continue or substitute such stock awards, then with respect to any such stock awards that are held by persons other than current participants, such awards will terminate for no consideration if not exercised (if applicable) prior to the effective time of the transaction, except that any reacquisition or repurchase rights held by SpringBig with respect to such stock awards will not terminate and may continue to be exercised notwithstanding the transaction. The plan administrator is not obligated to treat all stock awards or portions of stock awards in the same manner and is not obligated to take the same actions with respect to all participants. In the event a stock award will terminate if not exercised prior to the effective time of a transaction, the plan administrator may provide, in its sole discretion, that the holder of such stock award may not exercise such stock award but instead will receive a payment equal in value, at the effective time, to the excess (if any) of (1) the value of the property the participant would have received upon the exercise of the stock award over (2) any exercise price payable by such holder in connection with such exercise.

Change in Control. In the event of a change in control, as defined under the incentive plan, awards granted under the incentive plan will not receive automatic acceleration of vesting and exercisability, although this treatment may be provided for in an award agreement.

Plan Amendment or Termination. The board of directors of SpringBig has the authority to amend, suspend, or terminate the incentive plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. No ISOs may be granted after the tenth anniversary of the date the board of directors of Tuatara adopts the incentive plan.

Incentive Plan Benefits. Grants of awards under the incentive plan are subject to the discretion of the plan administrator. Therefore, it is not possible to determine the future benefits that will be received by participants under the incentive plan.

SpringBig Executive Officer and Director Compensation Following the Merger

Executive Officer Compensation

Following the closing of the merger, employment agreements with Jeffrey Harris, CEO of SpringBig Holdings, Inc. (referred to in this section as “New SpringBig”), and Paul Sykes, CFO of New SpringBig, became effective. Pursuant to his employment agreement, Mr. Harris will receive an annual salary of $450,000, will be eligible for a target cash incentive opportunity of up to 137.50% of his annual base salary, and will be eligible to receive equity incentive awards under New SpringBig’s long-term incentive plan as in effect from time to time. If Mr. Harris’s employment is terminated by the Company without Cause (as defined in the employment agreement), other than as a result of his death or disability or by Mr. Harris for Good Reason (as defined in the employment agreement), Mr. Harris will be entitled to receive: (i) any annual salary then in effect, earned but unpaid as of the termination date (“Earned Salary”), and subject to the Company’s receipt from Mr. Harris of a release of any claims against the Company, (A) if the termination is in connection with a “change in control” (as defined in the employment agreement), an amount equal to the sum of (I) his annual salary and (II) his target annual cash incentive, plus accelerated and continued vesting of certain equity awards; or (B) if the termination is not in connection with a change in control, an amount equal to the sum of (I) his annual salary and (II) a prorated portion of his annual cash incentive, plus accelerated and continued vesting of certain equity awards which are then-outstanding and unvested. If Mr. Harris’s employment is terminated by the Company with Cause, by Mr. Harris for any reason at any time, as a result of Mr. Harris’s death, or for any reason other than by the Company without Cause, Mr. Harris will receive only the Earned Salary.

Pursuant to his employment agreement, Mr. Sykes will receive an annual salary of $350,000, will be eligible for a target cash incentive opportunity of up to 100% of his annual base salary, and will be eligible to receive equity incentive awards under New SpringBig’s long-term incentive plan as in effect from time to time. If Mr. Sykes’s employment is terminated by the Company without Cause (as defined in the employment agreement), other than as a result of his death or disability or by Mr. Sykes for Good Reason (as defined in the employment agreement), Mr. Sykes will be entitled to receive: (i) any Earned Salary, and subject to the Company’s receipt from Mr. Sykes of a release of any claims against the Company, (A) if the termination is in connection with a “change in control” (as defined in the employment agreement), an amount equal to the sum of (I) his annual salary and (II) his target annual cash incentive, plus accelerated and continued vesting of certain equity awards; or (B) if the termination is not in connection with a change in control, an amount equal to the sum of (I) his annual salary and (II) a prorated portion of his annual cash incentive, plus accelerated and continued vesting of certain equity awards which are then-outstanding and unvested. If Mr. Sykes’s employment is terminated by the Company with Cause, by Mr. Sykes for any reason at any time, as a result of Mr. Sykes’s death, or for any reason other than by the Company without Cause, Mr. Sykes will receive only the Earned Salary.

In addition, the Legacy SpringBig board of directors awarded each of Mr. Harris and Mr. Sykes a one-time cash bonus in the amount of $300,000 and $250,000, respectively, which was awarded as of the Closing.

Director Compensation

The Company did not compensate any members of the Board of Directors for the fiscal year ending December 31, 2024 or thereafter. The following tables set forth information regarding the compensation earned by or paid to non-employee directors for service on our Board during the fiscal year ended December 31, 2023. Mr. Harris did not receive any additional compensation for his service as director.

Name	Fees Earned or Paid in Cash(1)	Restricted Stock Awards(2)(3)	Total
Steven Bernstein(4)	$22,000	$12,250	$34,250
Patricia Glassford(5)	$23,000	$12,250	$35,250
Amanda Lannert(6)	$21,875	$12,250	$34,125
Phil Schwarz(7)	$21,000	$12,250	$33,250
Sergey Sherman(8)	$20,250	$12,250	$32,500
Jon Trauben(9)	$19,625	$12,250	$31,875

(1)	Includes annual fees paid to all directors for their service on the Board.

(2)	Amounts reported represent the aggregate grant date fair value of RSUs granted to such non-executive director during 2023 under the 2022 Plan, computed in accordance with ASC Topic 718. The assumptions used in calculating the grant date fair value of the RSUs reported in this column are set forth in Note 16 — Stock Based Compensation to our consolidated financial statements included elsewhere in this prospectus. This amount does not reflect the actual economic value that may be realized by the director.

(3)	For each non-employee director who received restricted stock awards, the aggregate number of shares underlying such stock award was 25,000.
(4)	Steven Bernstein resigned from the Board on August 31, 2023.
(5)	Patricia Glassford resigned from the Board on August 31, 2023.
(6)	Amanda Lennert resigned from the Board on August 30, 2023.

(7)	Phil Schwarz resigned from the Board on January 23, 2024.
(8)	All cash compensation received by Mr. Sherman has been paid to Tuatara Capital, L.P., where he serves as Managing Director — Investments. All restricted stock awarded to Mr. Sherman as compensation for his service on the Board is held for the benefit of Tuatara Capital, L.P., and Mr. Sherman has no voting or investment power over such stock.
(9)	All cash compensation received by Mr. Trauben has been paid to Altitude Investment Management, where he serves as Partner. Mr. Trauben resigned from the Board on January 23, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized For Issuance Under Equity Compensation Plans

The following table presents information about compensation plans under which our equity securities are authorized for issuance. See Note 15 of the Notes to the Consolidated Financial Statements for further information about these stock-based compensation plans.

Equity Compensation Plan Information as of December 31, 2023
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands) (a)(2)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)(3)
Equity compensation plans approved by stockholders(1)	2,211,509	$—	420,997

(1)	Consists of 2,211,509 restricted stock units outstanding under the 2022 Incentive Plan.
(2)	The outstanding restricted stock units do not have exercise prices.
(3)	Consists of (i) the number of shares of our common stock initially reserved for issuance under the 2022 Incentive Plan of 1,525,175, which equaled the amount of shares of our common stock equal to 5% of the sum of (x) the number of shares of our common stock outstanding as of the closing of our business combination and (y) the number of shares of our common stock underlying stock options issued under the Legacy Incentive Plan that were outstanding as of the closing of our business combination, (ii) an additional 1,332,986 shares, equal to 5% of the number of shares of common stock outstanding at December 31, 2022, reserved for issuance following approval by shareholders at the annual shareholder meeting on June 13, 2022 less (A) 225,655 restricted stock units that have vested and for which common stock has been issued under the 2022 Incentive Plan and (B) the number of restricted stock units outstanding under the 2022 Incentive Plan. Shares subject to stock awards granted under the 2022 Incentive Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the 2022 Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Common Shares as of January 29, 2025 by:

●	each person known by the Company to be the beneficial owner of more than 5% of outstanding Common Shares;

●	each of the Company’s named executive officers and directors; and

●	all executive officers and directors of the Company as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. The ownership percentages set forth in the table below are based on 46,315,018 Common Shares issued and outstanding as of January 29, 2025 and unless otherwise noted below, do not take into account the issuance of any Common Shares issuable (i) upon exercise of warrants or (ii) underlying vested incentive equity awards, where the number of shares underlying such awards is not determinable until the actual payment date of such awards. For information on the ownership of incentive equity awards by our named executive officers, please refer to “Executive and Director Compensation—Outstanding Equity Awards at Fiscal Year End.” However, shares that a person has the right to acquire within 60 days of January 29, 2025 are deemed issued and outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed issued and outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, we believe the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned Common Shares.

Unless otherwise indicated, the Company believes that each person named in the table below has sole voting and investment power with respect to all shares of common stock beneficially owned by such person. Except as otherwise noted below, the address for persons or entities listed in the table is c/o SpringBig Holdings, Inc., 621 NW 53rd Street, Ste. 500, Boca Raton, FL 33487. Unless otherwise indicated, the number of shares of Common Stock issuable to the holder of any Convertible Notes reported in the table below does not give effect to any accrued and unpaid interest that is payable by adding such interest to the outstanding amount owing under the Convertible Notes.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock(1)
5% Stockholders
Lightbank Asset Management, LLC(2)	16,000,000	25.7
Medici Holdings V, Inc.	4,743,120	10.2
Tuatara Capital Fund, II, L.P.(3)	4,470,000	9.7
AWM Investment Company, Inc.(4)	3,103,193	6.7
Executive Officer and Directors of the Company
Jeffrey Harris(5)	7,300,756	15.3
Paul Sykes(6)	684,850	1.5
Matt Sacks	—	—
Marc Shiffman	—	—
Mark Silver(7)	19,733,333	29.9
Sergey Sherman	—	—
All directors and named executive officers of SpringBig as a group post-business combination (6 individuals):	27,718,939	41.0

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)	The percentage of beneficial ownership of the Company is calculated based on 46,315,018 shares of common stock outstanding as of January 29, 2025, which includes the shares of common stock issued to the stockholders of SpringBig in connection with the business combination. Unless otherwise indicated, the business address noted for each of the foregoing entities or individuals is 621 NW 53rd Street, Ste. 500, Boca Raton, FL 33487.

(2)	Based on a Schedule 13D filed by Lightbank Asset Management, LLC on August 8, 2024. Consists of shares of Common Stock issuable upon conversion of the Convertible Notes. The Convertible Notes are held for the account of Lightbank II, L.P. (“Lightbank II”), an investment fund managed by Lightbank Asset Management LLC, a Delaware limited liability company (“LAM”), which are convertible into 16,000,000 shares of Common Stock within 60 days of August 1, 2024 (the “Event Date”). Eric Lefkofsky (“Mr. Lefkofsky” and, together with LAM, the “Reporting Persons”) is the Co-Managing Partner of LAM. As a result, each of LAM and Mr. Lefkofsky share the power to vote and the power to direct the disposition of all securities of the Company reported herein. Thus, each of LAM and Mr. Lefkofsky may be deemed to beneficially own 16,000,000 shares of Common Stock deemed issued and outstanding as of such date. The principal business address for each of the beneficial owners is 600 West Chicago Avenue, Chicago, Illinois 60654.

(3)	Based on a Schedule 13G filed by TCAC Sponsor, LLC on February 9, 2022. Includes 3,870,000 shares of common stock held by TCAC Sponsor, LLC (the “Sponsor”) and 600,000 shares of common stock held by Tuatara Capital Fund II, L.P. Tuatara Capital Fund II, L.P. (“Fund II”) is the sole member of TCAC Sponsor, LLC. Accordingly, shares of common stock held by TCAC Sponsor, LLC may be attributed to Fund II. Fund II is controlled by a board of managers comprised of three individuals - Albert Foreman, Mark Zittman and Marc Riiska. Any action by our sponsor with respect to our company or the founders’ shares, including voting and dispositive decisions, requires a majority vote of the managers of the board of managers of Fund II. Under the so-called “rule of three,” because voting and dispositive decisions are made by a majority of Fund II’s managers, none of the managers is deemed to be a beneficial owner of our sponsor’s securities, even those in which he holds a pecuniary interest. Accordingly, none of the managers is deemed to have or share beneficial ownership of the founders’ shares held by the Sponsor. The principal business address for each of the beneficial owners is 655 Third Avenue, 8th Floor, New York, New York 10017.
(4)	Based on a Schedule 13G filed by AWM Investment Company, Inc., a Delaware corporation (“AWM”) on November 14, 2024. AWM is the investment adviser to Special Situations Cayman Fund, L.P. (“CAYMAN”), Special Situations Fund III QP, L.P. (“SSFQP”) and Special Situations Private Equity Fund, L.P. (“SSPE”). (CAYMAN, SSFQP and SSPE will hereafter be referred to as the “Funds”). As the investment adviser to the Funds, AWM holds sole voting and investment power over 225,999 shares of Common Stock held by CAYMAN, 774,001 shares of Common Stock held by SSFQP and 2,103,193 shares of Common Stock held by SSPE. David M. Greenhouse (“Greenhouse”) and Adam C. Stettner (“Stettner”) are members of: SSCayman, L.L.C., a Delaware limited liability company (“SSCAY”), the general partner of CAYMAN; MGP Advisers Limited Partnership, a Delaware limited partnership (“MGP”), the general partner of SSFQP and MG Advisers, L.L.C., a New York limited liability company (“MG”), the general partner of SSPE. Greenhouse and Stettner are also controlling principals of AWM. The principal business address for AWM is c/o Special Situations Funds, 527 Madison Avenue, Suite 2600, New York, NY 10022.

(5)	Includes 1,066,666 shares of Common Stock issuable upon conversion of the Convertible Notes. Includes the shares of common stock held by Medici Holdings V, Inc., an estate planning vehicle through which Mr. Harris shares ownership with family members of Mr. Harris and for which Mr. Harris may be deemed to have investment discretion and voting power. Includes 265,365 options exercisable for shares of common stock within 60 days.

(6)	Includes 166,666 shares of Common Stock issuable upon conversion of the Convertible Notes. Includes 111,167 options exercisable for shares of common stock within 60 days.

(7)	Consists of shares of Common Stock issuable upon conversion of the Convertible Notes held of record by Shalcor Management, Inc. Mark Silver is the President of Shalcor Management, Inc. and as such could be deemed to share voting control and investment power over shares that may be deemed to be beneficially owned by Shalcor Management, Inc., but disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a summary of transactions since January 1, 2021, to which SpringBig has been a party in which the amount involved exceeded $120,000 and in which any of SpringBig’s executive officers, directors, managers, promoters, beneficial holders of more than 5% of SpringBig’s membership interests, or any associates or affiliates thereof had or will have a direct or indirect material interest, other than compensation arrangements which are described in the section captioned “Executive Compensation.”

Certain Employment Relationships

Certain immediate family members of Jeffrey Harris, SpringBig’s chief executive officer and a member of SpringBig’s Board of Directors, provide services to SpringBig as full-time employees for compensation. Natalie Harris is employed as Vice President, Marketing of SpringBig. Ms. Harris, who is the daughter-in-law of Mr. Harris, earned $160,781 in compensation in 2021; $308,800 in compensation in 2022, consisting of a salary of $230,000 and restricted stock awards of $78,800; $282,015 in compensation in 2023, consisting of a salary of $234,615 and restricted stock awards of $47,400; and $247,464 in compensation in 2024, consisting of a salary of $233,464 and restricted stock awards of $14,000. Sam Harris is employed as Vice President, Product Development of SpringBig. Mr. Sam Harris, who is the son of Mr. Jeffrey Harris, earned $232,692 in compensation in 2021; earned $343,800 in compensation in 2022, consisting of a salary of $265,000 and restricted stock awards of $78,800; $323,698 in compensation in 2023, consisting of a salary of $276,298 and restricted stock awards of $47,400; and $293,729 in compensation in 2024, consisting of a salary of $279,729 and restricted stock awards of $14,000. For a description of equity awards granted to SpringBig’s named executive officers, see “—Executive and Director Compensation” under Part III, Item 11. Directors, Executive Officers and Corporate Governance above. The employment of Mr. Sam Harris by SpringBig ceased on January 10, 2025.

The restricted stock award amounts reported in the prior paragraph represent the aggregate grant date fair value of RSUs granted to such person during 2023 under the 2022 Plan, computed in accordance with ASC Topic 718. The assumptions used in calculating the grant date fair value of the RSUs reported in the prior paragraph are set forth in Note 15 — Stock Based Compensation to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024. These amounts do not reflect the actual economic value that may be realized by Ms. Harris or Mr. Sam Harris.

Certain Other Enterprises

SpringBig has previously engaged InteQ to provide certain employee support and sharing, software development work and information technology services. InteQ employed certain personnel who provided services solely to SpringBig. In exchange, SpringBig reimbursed InteQ at cost for such employees. SpringBig’s Chief Executive Officer, Jeffrey Harris, founded InteQ and beneficially holds a controlling equity interest in such company. There is no ongoing formal, written agreement between SpringBig and InteQ. As part of Mr. Harris’s employment agreement with SpringBig, Mr. Harris has agreed to customary provisions regarding the devotion of his business time and energy to SpringBig, confidentiality and non-compete obligations, and Board approval of related party transactions (including any new arrangements or business with InteQ).

SpringBig paid InteQ a total of approximately $0, $13,000, $153,000 and $408,000 for the years ended December 31, 2024, 2023, 2022 and 2021, respectively. These amounts are included in technology and software development expenses of the Company. At December 31, 2024, 2023, 2022 and 2021, the Company had recorded $0, $2,000, $3,000 and $4,000, respectively, in accounts payable related to InteQ.

Other Transactions

SpringBig has entered into employment and other agreements with certain of its executive officers. For a description of agreements with SpringBig’s named executive officers, see “—Executive and Director Compensation” under Part III, Item 11. Directors, Executive Officers and Corporate Governance above.

During the month ended September 30, 2023, SpringBig’s CEO, Jeffrey Harris, loaned the Company $125,000 for use in operations. The balance outstanding is included in accrued expenses and other current liabilities on the balance sheet. During the month ended October 31, 2023, the Company repaid Mr. Harris in full with $2,000 of interest calculated at a rate of 20% per annum.

On the Notes Closing Date, the Company entered into a note purchase agreement (the “Purchase Agreement”) to sell up to (i) a total of $6.4 million of the Convertible Notes and (ii) a total of $1.6 million of the Term Notes in a private placement with the Purchasers, which included the following Company executive officers and directors that purchased on the same terms as all other Purchasers:

Name	Convertible Notes Purchased ($)	Term Notes Purchased ($)	Total ($)
Jeffrey Harris, Chief Executive Officer and Chairman	320,000	80,000	400,000
Paul Sykes, Chief Financial Officer	25,000	6,250	31,250
Jon Trauben, Director(1)	15,000	3,750	18,750

(1)	Mr. Trauben resigned from the Board effective at 12 noon ET on the Notes Closing Date.

For more information, see “—Recent Board Developments” under Part III, Item 10. Directors, Executive Officers and Corporate Governance above.

SpringBig has entered into indemnification agreements with its directors and executive officers.

Post-Business Combination Arrangements

In connection with the business combination, certain agreements were executed. The agreements described in this section are filed as exhibits to the registration statement of which this prospectus forms a part, and the following descriptions are qualified by reference thereto. These agreements include:

●	Voting and Support Agreements. In connection with the signing of the merger agreement, on November 8, 2021, Tuatara, Legacy SpringBig and certain stockholders and optionholders of Legacy SpringBig and Tuatara entered into voting and support agreements, pursuant to which such Legacy SpringBig stockholders agreed to vote all of their shares in Legacy SpringBig in favor of the merger agreement and related transactions and to take certain other actions in support of the merger agreement and related transactions. The Legacy SpringBig voting and support members also each agreed, with certain exceptions, to a lock-up for a period of 180 days after the closing with respect to any securities of the Company that they receive as merger consideration under the merger agreement.

●	Subscription Agreements. Certain investors entered in subscription agreements pursuant to which Tuatara agreed to issue and sell to the subscription investors, in the aggregate, $13,100,000 of common stock of Tuatara at a purchase price of $10.00 per share. The closing of the PIPE Subscription Financing occurred immediately prior to the closing of the merger. Certain of the subscription investors that were existing stockholders of Legacy SpringBig entered into convertible notes with Legacy SpringBig for an aggregate principal sum of $7,000,000 (the “convertible notes”), which was funded on or around February 25, 2022. Those notes matured at the closing of the business combination and the holders received the shares they subscribed for under the subscription agreement, as well as interest payments in the form of 31,356 shares of the Company.

●	Amended and Restated Registration Rights Agreement. In connection with the consummation of the merger agreement and the business combination, on June 14, 2022, SpringBig and certain holders entered in an amended and restated registration rights agreement, pursuant to which such holders are able to make a written demand for registration under the Securities Act of all or a portion of their registrable securities, subject to a maximum of three (3) such demand registrations for our sponsor and four (4) such demand registrations for the other investors thereto, in each case so long as such demand includes a number of registrable securities with a total offering price in excess of $10 million. Any such demand may be in the form of an underwritten offering, it being understood that we will not be able to conduct more than two underwritten offerings where the expected aggregate proceeds are less than $25 million but in excess of $10 million in any 12-month period.

●	Sponsor Escrow Agreement. The Sponsor, Tuatara and certain independent members of the pre-business combination board of directors entered into an escrow agreement (“Sponsor Escrow Agreement”) at the closing of the business combination pursuant to which the Sponsor and certain members of the pre-business combination board of directors deposited an aggregate of 1,000,000 shares of the Company’s Common Stock (“Sponsor Earnout Shares”) into escrow. The Sponsor Escrow Agreement provides that such Sponsor Earnout Shares will either be released to the Sponsor if the closing price of the Company’s Common Stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) on any twenty (20) trading days in a thirty (30)-trading-day period at any time after the closing date and by the fifth anniversary of the closing date. The Sponsor Earnout Shares will be terminated and canceled by the Company if such condition is not met at any time after the closing date and by the fifth anniversary of the closing date.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following tables present the aggregate fees billed by Marcum LLP to us for the fiscal years ended December 31, 2023 and December 31, 2022.

	December 31,	December 31,
	2023	2022
		(in thousands)
Audit Fees	$682	$689
Audit-Related Fees(1)	—	31
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$682	$720

(1)	Consists of fees related to due diligence for a potential acquisition target prior to the business combination.

All fees incurred subsequent to the closing of the business combination in June 2022 were pre-approved by our Audit Committee.

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee is responsible for appointing, setting compensation, and overseeing the work of Marcum as our independent registered public accounting firm during each of the years ended December 31, 2023 and 2022. The Audit Committee has established a policy regarding pre-approval of all audit and non-audit services provided by the independent registered public accounting firm.

On an ongoing basis, management communicates specific projects and/or categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and scope of services and through discussions with Marcum and management, advises management if the Audit Committee approves the engagement of Marcum . The Audit Committee authorizes its chair to pre-approve all non-audit services on behalf of the Audit Committee during periods between regularly scheduled meetings, subject to ratification by the Audit Committee. On a periodic basis, management and/or Marcum reports to the Audit Committee regarding the actual spending for such projects and services compared to the approved amounts. The services performed by Marcum may include audit services, audit-related services, tax services, and, in limited circumstances, other services.

During each of the years ended December 31, 2023 and 2022, the Audit Committee approved all of the services provided by Marcum in accordance with the foregoing policies and procedures.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Index to Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Index to Exhibits” of the Original Form 10-K. The “Index to Exhibits” to this Amendment sets forth the additional exhibits required to be filed with this Amendment.

Exhibit Number	Description

31.3 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 5, 2025	SpringBig Holdings, Inc.

	By:	/s/ Jeffrey Harris
Jeffrey Harris
Chief Executive Officer
(Principal Executive Officer)