Form 10-K
period 2024-12-31
SpringBig Holdings, Inc.
filed 2025-03-28
CIK 1801602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Common stock, $0.0001 par value

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Exchange on June 30, 2024, was $5.2 million.

As of March 26, 2025, there were 46,470,682 shares of common stock, $0.0001 par value issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Third Annual Meeting of Stockholders following the effectiveness of the Certificate of Incorporation are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

SPRINGBIG HOLDINGS, INC.

i

Frequently Used Terms

As used in this Annual Report on Form 10-K, references to:

“amended and restated merger agreement” are to the agreement and plan of merger, dated as of April 14, 2022, by and among Tuatara, Merger Sub and Legacy SpringBig, as amended and restated by Amendment No. 1, dated as of May 4, 2022;

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

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	We have a relatively short operating history in a rapidly evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful. We may not be able to generate sufficient revenue to become profitable or maintain profitability in the future.

●	If we do not successfully develop and deploy new software, platform features or services to address the needs of our clients, if we fail to retain our existing clients or acquire new clients, and/or if we fail to expand effectively into new markets, our revenue may decrease, and our business may be harmed.

●	We have a significant working capital deficiency and a history of losses, may need to raise additional funds to meet our obligations and sustain our operations, and may not achieve profitability in the future.

●	Federal law enforcement may deem our clients to be in violation of U.S. federal law, and, in particular the CSA. A change in U.S. federal policy on cannabis enforcement and strict enforcement of federal cannabis laws against our clients would undermine our business model and materially affect our business and operations.

●	Some of our clients currently and in the future may not be in compliance with licensing and related requirements under applicable laws and regulations. We further cannot ensure that our clients will conduct their business in a way that complies with all laws. Allowing unlicensed or noncompliant businesses to access our platform and services or allowing businesses to use our solutions in a noncompliant manner, may subject us to legal or regulatory enforcement and negative publicity, which could adversely impact our business, operating results, financial condition, brand and reputation.

●	Our business is dependent on U.S. state laws and regulations and Canadian federal and provincial laws and regulations pertaining to the cannabis industry, its continued legalization, and the rapid changes in applicable laws and regulations may increase the risk that we will not be successful. We are subject to various standards, laws and regulations and any actual or perceived failure to comply with such obligations could harm our business.

●	Our business is dependent on the market acceptance of cannabis consumers and negative trends could adversely affect our business operations.

●	Our business is highly dependent upon our brand recognition and reputation, and any erosion or degradation of our brand recognition or reputation would likely adversely affect our business and operating results.

●	We face competition in marketing and advertising services available to our clients, and we expect competition to further intensify as the cannabis industry continues to evolve.

●	If we fail to predict and/or manage our growth effectively, our brand, business and operating results could be harmed.

●	If we are unable to recruit, train, retain and motivate key personnel, we may not achieve our business objectives.

●	If our current marketing model is not effective in attracting new clients, we may need to employ higher-cost sales and marketing methods to attract and retain clients, which could adversely affect our profitability.

●	We may be unable to scale and adapt our existing technology and network infrastructure in a timely or effective manner to ensure that our platform is accessible, which would harm our reputation, business and operating results.

●	Real or perceived errors, failures, or bugs in our platform or cyber security breaches, unauthorized access or other events could adversely affect our operating results and growth prospects and/or subject us to significant liability.

v

●	The impact of global, regional or local economic and market conditions or events may adversely affect our business, operating results and financial condition.

●	We may improve our products and solutions in ways that forego short-term gains.

●	Future investments in our growth strategy, including acquisitions, could disrupt our business and adversely affect our operating results, financial condition and cash flows.

●	We may need to raise additional capital, which may not be available on favorable terms, if at all, causing dilution to our stockholders, restricting our operations or adversely affecting our ability to operate our business. Further, we may be unable to obtain such financing.

●	Our obligations to the holder of the Convertible Notes are secured by a security interest in substantially all of our assets, so if we default on those obligations, the noteholders could foreclose on, liquidate and/or take possession of our assets. If that were to happen, we could be forced to curtail, or even to cease, our operations. The Convertible Notes also restricts our ability obtain additional debt and equity financing, which may restrict our ability to grow and finance our operations.

●	We may be subject to potential adverse tax consequences.

●	Changes in accounting standards or other factors could negatively impact our future effective tax rate.

●	Cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability to execute our business plan.

●	Our business and our clients are subject to a variety of U.S. and foreign laws regarding financial transactions related to cannabis, which could subject our clients to legal claims or otherwise adversely affect our business.

●	We are dependent on our banking relations, and we may have difficulty accessing or consistently maintaining banking or other financial services due to our connection with the cannabis industry.

●	Due to our involvement in the cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business and/or in enforcing certain of our commercial contracts, which may expose us to additional risk and financial liability.

●	We may in the future be, subject to disputes and assertions by third parties with respect to alleged violations of intellectual property rights. These disputes could be costly to defend and could harm our business and operating results.

●	Some of our solutions contain open-source software, which may pose particular risks to our proprietary software and solutions.

●	The success of our business heavily depends on our ability to protect and enforce our intellectual property rights.

●	We do not intend to pay cash dividends for the foreseeable future.

●	We may be subject to securities litigation, which is expensive and could divert management attention.

●	A significant portion of our total outstanding shares may be issued and/or sold into the market in the near future. This would result in dilution to existing shareholders and could cause the market price of our shares of common stock to drop significantly, even if our business is doing well.

●	We may amend the terms of our public warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of common stock purchasable upon exercise of a warrant could be decreased, all without the approval of all security holders.

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

Summary of Our Business

SpringBig is a market-leading software platform providing customer loyalty and marketing automation solutions to retailers and brands. SpringBig believes that it is a market leader in its product categories based on a number of factors, including amongst other, (i) the number of SpringBig customers and consumers enrolled on SpringBig’s platform (as a percentage of known licensed cannabis retailers enrolled in SpringBig’s product service); (ii) scale (SpringBig has operations and clients in all states that have legalized cannabis); (iii) the comprehensive services offered by SpringBig; (iv) the technology offered by SpringBig that, amongst other things, connects the three categories of participants in the cannabis ecosystem (customers, retailers and brands) and provides effective communications and marketing to end-consumers; (v) SpringBig’s expertise in loyalty programs and marketing automation: and (vi) SpringBig’s ability to provide data analytics.

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

Today, we serve approximately 900 clients across approximately 2,300 distinct retail locations in North America. Our clients distributed approximately 600 million messages during 2024, and in the last year more than $7.5 billion of gross merchandise value (“GMV”) was accounted for by our clients utilizing our platform.

We believe SpringBig is well positioned to continue to be a leading software platform for cannabis retailers and brands by providing data-driven loyalty and marketing solutions to enhance a frictionless consumer buying experience.

What SpringBig Does

We have developed and commercialized a comprehensive suite of Software-as-a-Service (“SaaS”) solutions for our customers (who we refer to as “clients” and their end-user customers as “customers” or “consumers”).

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

Secondly, we also generate revenue by empowering brands with direct access to consumers via our brands platform. Our brands platform allows brands to advertise and engage cannabis consumers, drive brand awareness, acquire VIP customers with high lifetime value, and access detailed reporting insights into essential campaign attribution metrics.

Thirdly, we also generate revenue when our clients utilize the paid-for premium loyalty tier in our platform through a revenue sharing arrangement with our client whereby SpringBig receives a proportion of the subscription paid by consumers; and generate revenue on prepaid gift cards, which is calculated as a proportion of the value of the gift card amount.

Industry Overview

We operate within the large and expanding cannabis retail market in the United States and Canada. Cannabis is one of the fastest emerging consumer end markets in the U.S and it is expected to grow to more than $40 billion in the near-term. As of December 31, 2024, 39 U.S. states plus the District of Columbia have legalized medical cannabis, of which 23 states plus the District of Columbia have further legalized cannabis for recreational adult-use. Further momentum from the legislative and regulatory changes is expected to drive expansion of the total addressable market as more states continue to legalize cannabis for recreational adult-use and medical use. We operate in all states that have legalized cannabis in some form (be it recreational adult-use or medical), and we plan to be a first mover in future new markets. Additional tailwinds such as a decrease in raw material costs, intensifying competition amongst cannabis retailers and brands, and increased marketing spends by clients are also expected to contribute to the expansion of our total addressable market as customer engagement and retention will become ever more critical for cannabis retailers and brands to succeed.

Current technology offerings to cannabis retailers and brands are rudimentary, and the technology landscape offers a highly fragmented environment with lots of competition within a pool of small players. We believe that SpringBig as a leading loyalty and marketing software platform of scale to the cannabis industry is nicely positioned to capture the significant uptick expected in marketing spend. There are only a few cannabis-specific companies that provide products similar to our offering, and SpringBig currently does not face competition from traditional loyalty marketing providers due to legal restrictions for cannabis at the federal level.

Key Challenge

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

How SpringBig Addresses The Challenge

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

We believe our platform empowers our clients to improve and analyze customer acquisition, retention, basket spend and retail foot traffic. Retailers and brands can use SpringBig’s platform to connect with consumers, thus driving improvements in customer engagement and retention and increasing brand exposure. Once customers are engaged, the SpringBig platform enables businesses to amplify consumer spend through differentiated marketing solutions which target the consumer directly in an industry were doing so has been challenging in the past. While brand loyalty in the cannabis market has historically proven challenging, our offerings effectively connect the consumer with brands and drive loyalty.

We provide retailers with the analytics infrastructure to make data actionable. Our data solutions are purpose-built for the cannabis industry and enable our clients to leverage data to more effectively market their products to consumers. Through our integrations with many of the leading point of sale (“POS”) providers, and with major cannabis e-commerce and data providers, our platform offers robust consumer purchasing and marketing feedback data to allow our customers to take direct marketing and promotional actions. These commercial relationships take varying forms, depending on the relationship, including licensing and referral arrangements.

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

An important component of our platform is digital message marketing, which allows clients to send promotions to existing customers via text, email or push notifications directly into a mobile app. Our digital messaging platform offers a variety of features, including multiple customer segmentations, which automatically groups customers into segments based on their preferences and purchase behavior. Retailers also have access to the “autoconnects” feature, which allows them to easily leverage customer data and send messages directly to consumers based on certain actions and includes functionality to help clients avoid missed opportunities to send text messages. We also provide an e-signature app, designed to accommodate a proper ‘double opt-in’ procedure, through both implied and expressed consent, to facilitate compliance with the TCPA, FCC, and Canadian CRTC. We utilize proprietary technology to filter out fake phone numbers, burner phones, and landlines. In an environment where communication with cannabis consumers is constrained, text messaging is extremely effective in influencing purchase behavior, while also driving foot traffic and continuing to reach new customers and target markets.

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

Our brand marketing platform offers a leading direct-to-consumer marketing automation platform, with the data-rich direct-to-consumer marketing engine enabling brands to target and measure the complete transaction cycle from initial engagement through point of sale.

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

The SpringBig platform is also supported by large data assets created by our fully integrated cannabis technology ecosystem. We partner with industry leading data analytics, e-commerce, and POS providers to monetize our base of over 35 million consumers and generate revenue for our clients.

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

Certain Regulatory Considerations and How We Adapt to Changing Regulatory Landscape

SpringBig helps drive regulatory compliance. The Company prides itself on being ahead of the curve when it comes to changes to regulations to both SMS and to the overall cannabis landscape.

The TCPA prohibits autodialed text messages, unless made with the prior express, written consent of the receiving party, to any telephone number assigned to a cell phone. Additionally, mobile carriers act as gatekeepers between businesses and consumers. The Cellular Telecommunications Industry Association (“CTIA”), a trade organization for mobile carriers (including SpringBig’s messaging distributors), periodically issues industry best practice guidance which currently includes prohibiting messaging content that contains or promotes sex, hate, alcohol, firearms, or tobacco (referred to as “SHAFT”), and interpretation of this guidance includes cannabis within the tobacco category. SpringBig’s platform (including, in particular, its text message marketing) is designed to ensure compliance with TCPA, SHAFT guidelines, and other applicable CTIA guidance. SpringBig proactively monitors and, as necessary, adapts its platform and services to comply with these guidelines and standards. Further, as part of its proactive monitoring of mobile carriers’ guidelines, SpringBig endeavors to maintain close relationships with our messaging distributors, and as such, have been made well aware of any carrier-implemented restrictions that may impact the way cannabis retailers communicate with their consumers via SMS. These relationships have allowed us to continue servicing our customers in a rapidly changing environment, with no disruption of service or restrictions from sending messages from major carriers.

SpringBig’s customers can utilize the platform consent interface or other means to obtain the consumer’s consent that is required to receive messages, and as an integral part of its services, SpringBig creates templates for its retail customers that are in compliance with SHAFT guidelines to use in promotional messaging. The approved templates do not explicitly discuss or promote cannabis, but rather provide general information about the retailer, the consumer’s reward status and can also incorporate a link that directs opted-in consumers to additional promotional material created by the retail customers.

As a third-party provider of a software platform, state cannabis regulatory marketing rules generally do not apply to SpringBig. The Company’s retail customers are responsible for ensuring that their marketing materials comply with state law.

Additionally, SpringBig has instituted policies and procedures to verify the licensing status of its clients and to conduct periodic screening to confirm the continuing licensing status of its clients. Further, the Company monitors proposed and pending legislative changes on a state and federal level.

Our Competitive Strengths

We believe that we are a leading provider of customer loyalty and marketing automation solutions to cannabis retailers and brands, and our key competitive strengths are the following:

We are a leading direct-to-consumer marketing and customer loyalty platform in the cannabis industry. We are one of the largest loyalty & marketing automation providers in the cannabis space with over 35 million consumers enrolled in our platform, and over 900 clients with approximately 2,300 discrete retail locations. We started serving the cannabis market in 2016 and were a pioneer in providing SMS marketing solutions to cannabis retailers. We partner with many of the leading multi-state-operators (“MSOs”), we believe that our differentiated suite of solutions and deep understanding of customer needs will enable us to expand our leadership position as we grow into existing and new markets and expand our offering.

We have a diverse geographic footprint, with operations in all states that have legalized cannabis in some form. We believe that our broader geographic footprint, scope of operations, and established position in the industry all support our efforts to be a first mover in future new markets and may make it more difficult, time-intensive and costly for competitors to replicate.

We provide critical value to our customers. Loyalty and messaging are critical for cannabis retailers and brands to directly engage, connect, and retain their customer base. Our suite of solutions is designed to enable our customers to engage with their consumers in an efficient way, sustainably driving customer retention, acquisition, spend and foot-traffic. On average, our clients can recover the cost of their monthly subscription for the SpringBig platform within a few days of utilizing our offerings each month. In addition, we have successfully integrated with many of the industry’s leading POS systems, which enables us to collect and analyze consumer data and feedback, providing our clients with actionable insights for marketing purposes, and we have also completed our initial POS system integrations outside of the cannabis industry.

Our Growth Strategies

Our goal is to become the leading SaaS software platform to cannabis retailers and brands, providing data-driven loyalty, marketing and consumer buying experience solutions throughout the U.S. and Canada and to expand into other regulated markets.

Our excellent reputation in the cannabis market and comprehensive solutions offering provide us with the opportunity to expand our footprint and grow these accounts via up-selling and cross-selling. We grow alongside our clients via a “flywheel” effect as we benefit from the growth of their businesses and expansion of their customer base, which is, in turn, enabled by their use of our platform.

We also plan to grow our business by expanding accounts with existing clients that may not have initially leveraged our platform for all their locations. Our clients realize significant returns on investment and increased customer engagement, which has historically driven the success of our land and expand strategy. In addition, we expect to further our penetration with existing clients as they enter new markets, as our platform will touch more end-customers and gather more actionable data.

We plan to leverage and expand our existing sales force and marketing strategy to acquire additional cannabis retailers as new clients. As existing markets in legalized states expand and cannabis becomes more widely used, we believe our existing presence positions us to continue to gain market share. We believe that the continued growth of the cannabis market and evolution of regulation, both in terms of legalizing recreational and medical use cannabis (as described below) as well as regarding communications and advertisements, will drive further adoption of our platform.

As an increasing number of states in the U.S. legalize medical cannabis use or transition from medical to recreational cannabis use, a significant growth opportunity presents itself as the number of retailers, the consumer base and total spend all increase. We have historically been responsive as a first mover into new medical and recreational adult-use markets as they become legal, which gives us a significant competitive advantage to grow as state-by-state legalization evolves. We believe our deep understanding of the space coupled with our experienced sales force will enable us to quickly enter and execute in new markets and capture new business, which we can sustain via our exceptional product offerings.

During 2024, we also announced the launch of our messaging capabilities into the gaming industry, offering SMS solutions to skilled gaming apps, casinos, sports betting platforms, horse tracks and betting advise sites.

We intend to continue investing in and develop our technology capabilities to offer our clients more advanced and comprehensive solutions. This will help enable us to extend our platform beyond our core offering which presents significant upsell opportunities.

Approximately $7.5 billion of GMV is currently processed by the retailers that are on our platform. Through our entrenched position with retailers delivering mission critical messaging and loyalty solutions, we believe we are well-positioned to monetize a portion of this GMV through payments and reward points. We plan to capture a portion of this spend through the SpringBig rewards wallet solution that our current clients utilize to manage their rewards program and have recently introduced a gift card payment option. Additionally, with over 35 million consumers and integrations with many of the leading POS providers, we have access to a wealth of data that drive our proprietary insights. While these integrations assist in our ability to offer feedback to our customers, these commercial relationships do not represent a material amount of SpringBig’s revenues, constitute a material amount of shared revenue, or constitute a material distribution source for SpringBig. However, we believe there is a path to monetize this data and create new revenue opportunities.

Sales

Our sales team is primarily based out of our Boca Raton, Florida headquarters with additional team members in our Canadian office in Toronto, Ontario and client services support staff at both these locations and in Seattle, Washington to assist new and existing clients. As of December 31, 2024, of the 67 people we employed, 29 individuals focused exclusively on selling and client service. Our sales force is well versed in our offerings, including consumer facing, retailer platform, and brand platform products.

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

Revenue Concentration

We have a diversified client base of approximately 900 clients with approximately 2,300 retail locations. No single client accounted for more than 15% of revenue for the year ended December 31, 2024, and 14% of revenue for the year ended December 31, 2023. Our top 10 clients accounted for 41% and 34% of total revenue over the same periods.

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

We believe that the principal competitive factors in our market include, the scale of our operations in all states that have legalized cannabis in some form and the ability to be a first mover in future new markets, the ability to offer comprehensive services across customer relationship management (“CRM”) and marketing software, the ability to support client promotions and the building of loyalty with end-consumers and increase retention, the ability to collect and analyze consumer data and feedback (and providing clients with actionable insights for marketing purposes), and effective communications and marketing to end-customers. We believe we compete favorably based on these factors.

For additional information about the risks to our business related to competition, see the section captioned “Risk Factors - Risks Related to SpringBig’s Business and Industry.

Intellectual Property

Our intellectual property and proprietary rights are valuable assets that are important to our business. In our efforts to safeguard our copyrights, trade secrets, trademarks and other intellectual property rights worldwide, we rely on a combination of federal, state, common law and international rights in the jurisdictions in which we operate.

We have an ongoing trademark and service mark registration program pursuant to which we register our brand names in the United States. As of December 31, 2024, we have been issued trademark registrations in the United States, covering among other marks, “SpringBig.”

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

Circumstances outside our control could pose a threat to our intellectual property rights. For more information, see the section entitled “Risk Factors - Risks Related to SpringBig’s Intellectual Property.”

Employees and Human Capital Resources

As of December 31, 2024, we had 67 full-time employees, including employees focused on engineering, client success, corporate development, brands, digital message and general and administrative and professional services. We also engage independent contractors to supplement our permanent workforce. 58 employees are located in the United States and 9 employees are located in Canada.

We consider our relations with our employees to be good. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not experienced any work stoppages.

Corporate Information

We were originally formed on January 24, 2020, under the name “Tuatara Capital Acquisition Corporation,” as a blank check company incorporated as a Cayman Islands exempted company, incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On June 13, 2022, in anticipation of the consummation of the previously announced business combination among Tuatara, Merger Sub and Legacy SpringBig, Tuatara changed its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware and it then changed its name to SpringBig Holdings, Inc.

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

If we fail to retain our existing clients and consumers or to acquire new clients and consumers in a cost-effective manner, our revenue may decrease, and our business may be harmed.

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

SpringBig is an early-stage company with a history of losses. We incurred net losses of $1.6 million and $10.2 million for the years ended December 31, 2024 and December 31, 2023, respectively. In addition, as of December 31, 2024, we had a working capital deficiency of $1.5 million and we may need to raise additional funds to meet our obligations and sustain our operations. SpringBig may not achieve or maintain profitability in the future. We may incur net losses in the future, and such losses may fluctuate significantly from quarter to quarter.

Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. We may incur significant losses, and we may not achieve or maintain future profitability, due to a number of reasons, including the risks described in this report, unforeseen expenses, difficulties, complications and delays, and other unknown events. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations, this could make it difficult for you to evaluate our current business and our future prospects and may have a material adverse effect on our business, financial condition and results of operations.

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

We believe that our business is highly dependent on the SpringBig brand identity and our reputation, which is critical to our ability to attract and retain clients and consumers. We also believe that the importance of our brand recognition and reputation will continue to increase as competition in the markets in which we operate continues to develop. Our success in this area will depend on a wide range of factors, some of which are within our control and some of which are not. The factors affecting our brand recognition and reputation that are within our control include the following:

●	the efficacy of our marketing efforts;

●	our ability to maintain a high-quality, innovative, and error- and bug-free platform and high quality client service;

●	our ability to maintain high satisfaction among clients (and our clients’ consumers);

●	the quality and perceived value of our platforms and services;

●	successfully implementing and developing new features and revenue streams;

●	our ability to obtain, maintain and enforce trademarks and other indicia of origin that are valuable to our brand;

●	our ability to successfully differentiate our platforms and services from competitors’ offerings;

●	our ability to continue to integrate with POS systems;

●	our ability to provide our clients with accurate and actionable insights from the consumer data and feedback collected through our platform;

●	our compliance with laws and regulations;

●	our ability to address any environmental, social, and governance expectations of our various stakeholders;

●	our ability to provide client support; and

●	any actual or perceived data breach or data loss, or misuse or perceived misuse of our platforms.

In addition, our brand recognition and reputation may be affected by factors that are outside our control, such as:

●	actions of competitors or other third parties;

●	consumers’ experiences with retailers or brands using our platform;

●	public perception of cannabis and cannabis-related businesses;

●	positive or negative publicity, including with respect to events or activities attributed to us, our employees, partners or others associated with any of these parties;

●	interruptions, delays or attacks on our platforms; and

●	litigation or regulatory developments.

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

Our future success depends on our ability to recruit, train, retain and motivate key personnel. Competition for qualified personnel in the technology industry is intense. Additionally, we face challenges in attracting, retaining and motivating highly qualified personnel due to our relationship to the cannabis industry, which is rapidly evolving and has varying levels of social acceptance. Any failure to attract, train, retain and motivate qualified personnel could materially harm our operating results and growth prospects.

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

You should consider our business and prospects in light of the risks and difficulties we encounter in the uncertain and rapidly evolving market for our solutions. Because the cannabis CRM, marketing services and technology markets are new and evolving, predicting their future growth rate and size is difficult. This reduces our ability to accurately evaluate our future prospects and forecast quarterly or annual performance. In addition to the other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

●	our ability to attract new clients and retain existing clients;

●	our ability to accurately forecast revenue and appropriately plan our expenses;

●	the effects of increased competition on our business;

●	our ability to successfully expand in existing markets and successfully enter new markets;

●	the impact of global, regional or economic conditions;

●	the ability of licensed cannabis markets to successfully grow and outcompete illegal cannabis markets;

●	our ability to protect our intellectual property;

●	our ability to maintain and effectively manage an adequate rate of growth;

●	our ability to maintain and increase traffic to our platform;

●	costs associated with defending claims, including intellectual property infringement claims and related judgments or settlements;

●	changes in governmental or other regulation affecting our business;

●	interruptions in platform availability and any related impact on our business, reputation or brand;

●	the attraction and retention of qualified personnel;

●	the effects of natural or man-made catastrophic events and/or health crises (including COVID-19); and

●	the effectiveness of our internal controls.

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

The ability of SpringBig to utilize net operating loss and tax credit carryforwards is conditioned upon SpringBig attaining profitability and generating taxable income. SpringBig has incurred significant net losses since inception. Additionally, SpringBig’s ability to utilize net operating loss and tax credit carryforwards to offset future taxable income may be limited.

As of December 31, 2024, SpringBig had approximately $26.8 million of U.S. federal net operating loss carryforwards available to reduce future taxable income, which can be carried forward indefinitely. The Tax Cuts and Jobs Act (the “Tax Act”) included a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017, and the elimination of carrybacks of net operating losses. In addition, net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. If SpringBig has experienced an ownership change at any time since its incorporation, SpringBig may already be subject to limitations on its ability to utilize its existing net operating loss carryforwards and other tax attributes to offset taxable income or tax liability. In addition, the business combination, and future changes in SpringBig’s stock ownership, which may be outside of SpringBig’s control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit SpringBig’s use of accumulated state tax attributes. As a result, even if SpringBig earns net taxable income in the future, its ability to use its pre-change net operating loss carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to SpringBig.

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

Cannabis, other than hemp (defined by the U.S. government as Cannabis sativa L. with a THC concentration of not more than 0.3% on a dry weight basis), is a Schedule I controlled substance under the CSA. Even in states or territories that have legalized cannabis to some extent, the cultivation, possession, and sale of cannabis all violate the CSA and are punishable by imprisonment, substantial fines and forfeiture. Moreover, individuals and entities may violate federal law if they aid and abet another in violating the CSA, or conspire with another to violate the law, and violating the CSA is a predicate for certain other crimes, including money laundering laws and the Racketeer Influenced and Corrupt Organizations Act. The U.S. Supreme Court has ruled that the federal government has the authority to regulate and criminalize the sale, possession and use of cannabis, even for individual medical purposes, regardless of whether it is legal under state law. For many years, however, the U.S. government has not prioritized the enforcement of those laws against cannabis companies complying with state law and their vendors. No reversal of that policy of prosecutorial discretion is expected under the Trump administration, although prosecutions against state-legal entities cannot be ruled out especially in light of President Trump’s appointment of Pam Bondi as Attorney General and Derek S. Maltz as acting DEA Administrator, each of whom have more traditional views regarding cannabis enforcement.

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

On October 6, 2022, the Biden Administration issued an Executive Order which, in part, directed the Secretary of Health and Human Services to begin the administrative process of reviewing the scheduling of cannabis under the Controlled Substances Act. On August 29, 2023, in response to President Biden’s Executive Order, the U.S. Department of Health and Human Services (“HHS”) provided a formal recommendation to the U.S. Drug Enforcement Agency (“DEA”) to reclassify cannabis from Schedule I to Schedule III based on its scientific findings and medical evaluation. The DEA, which has the final authority to schedule or reschedule a drug, has yet to issue a decision on the recommendation,

On September 27, 2023, the U.S. Senate Banking Committee passed the SAFER Banking Act on a bipartisan vote of 14-9, which would shield banks from enforcement of federal anti-money laundering statutes for offering services to state-legal cannabis businesses. While various versions of the bill have passed the U.S. House of Representatives under prior leadership, the passage in the U.S. Senate Banking Committee marks the first time the U.S. Senate has acted to reform cannabis banking. However, following the Republican takeover of both chambers of Congress in January 2025, the bill’s prospects have become increasingly uncertain. GOP leadership has signaled a shift in legislative priorities, making it unclear whether the full U.S. Senate or the U.S. House of Representatives will take further action on the measure. It remains unclear whether the bill will pass the full U.S. Senate or the U.S. House of Representatives.

Industry observers have mixed opinions on the prospects of cannabis reform in the U.S., with many expressing concerns about the DEA’s handling of the rescheduling process and the uncertainty surrounding the new administration’s stance on cannabis reform. However, we cannot provide assurances about the content, timing or chances of executive action to reschedule cannabis or the passage of a bill legalizing cannabis or liberalizing cannabis regulations. Accordingly, we cannot predict the timing of any change in federal law or possible changes in federal enforcement. In the event that the federal government were to reverse its long-standing hands-off approach to the state legal cannabis markets and start more broadly enforcing federal law regarding cannabis, we would likely be unable to execute our business plan, and our business and financial results would be adversely affected.

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

In 2014, the DOJ under the Obama administration directed federal prosecutors to exercise restraint in prosecuting AML violations arising in the state legal cannabis programs and to consider the federal enforcement priorities enumerated in the Cole Memo when determining whether to charge institutions or individuals based upon cannabis-related activity. Around the same time, the Treasury Department issued guidance that clarified how financial institutions can provide services to cannabis-related businesses, consistent with financial institutions’ obligations under the Bank Secrecy Act. Then-Attorney General Sessions’s rescission of the DOJ’s guidance on the state cannabis programs in early 2018 increased uncertainty and heightened the risk that federal law enforcement authorities could seek to pursue money laundering charges against entities, or individuals, engaged in supporting the cannabis industry. On January 31, 2018, the Treasury Department issued additional guidance that the 2014 Guidance would remain in place until further notice, despite the rescission of the DOJ’s earlier guidance memoranda. As of 2025, the regulatory landscape remains uncertain. While the previous administration under President Biden took affirmative steps toward cannabis reform, the newly elected Republican-controlled Congress and Trump Administration have introduced new uncertainty to federal cannabis policy. It remains unclear whether the U.S. Department of Treasury will maintain or revise its longstanding guidance, further complicating compliance considerations for financial institutions serving the cannabis industry. As of March 2025, Treasury Secretary Scott Bessent has not publicly commented on cannabis policy. During his confirmation hearings, discussions largely focused on tax policy and financial regulations, with no direct statements regarding the Treasury Department’s approach to cannabis-related banking or anti-money laundering guidance. It remains unclear whether Secretary Bessent will maintain, revise, or rescind existing Treasury guidance related to financial services for state-legal cannabis businesses.

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

We do not sell cannabis, or products that contain cannabis; accordingly, our company is not part of the cannabis industry that would be restricted from using federal and federally insured banks. However, because of the fact that our revenue is generated largely from companies licensed as operators in the cannabis industry, banks have and may continue to consider us to be part of the cannabis industry that is subject to banking restrictions. If we were to lose any of our banking relationships or fail to secure additional banking relationships in the future, we could experience difficulty and incur increased costs in the administration of our business, paying our employees, accepting payments from clients, each of which may adversely affect our reputation or results of operations. Additionally, the closure of many or one of our bank accounts due to a bank’s reluctance to provide services to a business working with state legal cannabis businesses would require significant management attention from SpringBig and could materially adversely affect our business and operations. In addition to banks and financial institutions, merchant processors may take a similar view of the risks of working with SpringBig since we provide services to cannabis businesses, and loss of any of our merchant processor relationships could have similar result. In December 2021, Visa issued a compliance memorandum warning against the misuse of “cashless ATMs” by merchants, including cannabis retailers, to process transactions as ATM withdrawals rather than purchases, claiming this practice violates Visa’s policies, and indicating that such transactions could lead to penalties or other enforcement actions. Moreover, in July of 2023, Mastercard directed U.S. financial institutions to prohibit the purchase of cannabis on its debt card network and Visa reportedly prohibits the use of cashless ATMs to process transactions involving cannabis on its network. In February 2025, Texas-based payments processor Switch Commerce LLC filed a lawsuit against multi-state cannabis operator Trulieve in an Arizona state court. The lawsuit alleges that Trulieve intentionally misrepresented debit card purchases as ATM withdrawals through a ‘cashless ATM’ system and processed these transactions on Switch’s platform. Switch Commerce claims that this practice violated their agreements and exposed the company to regulatory and financial risks

We may have difficulty using bankruptcy courts due to our involvement in the regulated cannabis industry.

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

Section 280E of the Code does not allow any deduction or credit for any amount paid or incurred during the taxable year in carrying on business, other than costs of goods sold, if the business (or the activities which comprise the trade or business) consists of trafficking in controlled substances (within the meaning of Schedules I and II of the CSA). The IRS has applied this provision to cannabis operations, prohibiting them from deducting expenses associated with cannabis businesses beyond costs of goods sold and asserting assessments and penalties for additional taxes owed. Section 280E of the Code may have a lesser impact on cannabis cultivation and manufacturing operations than on sales operations, which directly affects our suppliers, who are cannabis retailers and brands. However, Section 280E of the Code and related IRS enforcement activity have had a significant impact on the operations of all cannabis companies. While Section 280E of the Code does not directly affect SpringBig, it lowers SpringBig’s clients’ profitability and could result in decreased demand or higher price sensitivity for SpringBig’s marketing and customer loyalty services. An otherwise profitable cannabis business may operate at a loss after taking into account its U.S. income tax expenses. This affects SpringBig because SpringBig’s sales and operating results could be adversely affected if SpringBig’s clients decrease their marketing budgets and are operating on lower profit margins as a result of unfavorable treatment by the Code. While HHS’s recommendation to reschedule cannabis from Schedule I to Schedule III and the DEA subsequent acceptance of that recommendation would remove the Section 280E, the rulemaking process has been stayed pending the resolution of an interlocutory appeal, and there is no guarantee that future litigation or the DEA’s newly appointed administrator will not slow down or halt the rescheduling process, thereby keeping Section 280E in place.

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

Some of our solutions contain open-source software, which may pose particular risks to our proprietary software and solutions.

We use open-source software that we have obtained from third parties or is included in software packages in our solutions and will continue to use open source software in the future. Open-source software is generally freely accessible, usable and modifiable, and is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. From time to time, we may face claims from third parties claiming ownership of, or demanding release of, the open source software and/or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license or cease offering the implicated solutions unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources. In addition to risks related to license requirements, use of certain open-source software can lead to greater risks than use of third party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business and operating results.

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

Factors affecting the trading price of our shares of common stock may include:

●	actual or anticipated fluctuations in our quarterly and annual financial results or the quarterly and annual financial results of companies perceived to be similar to us;

●	changes in the market’s expectations about operating results;

●	operating results failing to meet market expectations in a particular period, which could impact the market price our shares of common stock;

●	operating and stock price performance of other companies that investors deem comparable to us;

●	changes in laws and regulations affecting our businesses;

●	commencement of, or involvement in, litigation involving the Company;

●	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

●	any significant change in our Board of Directors or management;

●	sales of substantial amounts of our shares of common stock by the Company, the Investors or our directors, executive officers or significant shareholders or the perception that such sales could occur; and

●	general economic and political conditions such as recessions, interest rates, fuel prices, inflation, international currency fluctuations and acts of war or terrorism.

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

Our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third-party to acquire us without the consent of our Board of Directors. These provisions provide for:

●	a classified Board of Directors with staggered three-year terms; and

●	the ability of our Board of Directors to determine the powers, preferences and rights of preference shares and to cause us to issue the preference shares without shareholder approval; and

●	requiring advance notice for shareholder proposals and nominations and placing limitations on convening shareholder meetings.

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

Item 3. Legal Proceedings

For a description of developments to legal proceedings during the year ended December 31, 2024, see “Litigation” under Note 15, “Commitments and Contingencies” to our consolidated financial statements.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases Of Equity Securities

Market Information

Our common stock is quoted for trading on the OTCQX® Best Market and warrants, each exercisable for one share of our common stock at an exercise price of $11.50 per share, are quoted for trading on OTC Pink Market, under the symbols “SBIG” and SBIGW,” respectively. As of March 26, 2025, there were 41 holders of record of our common stock, and this number was derived from our shareholder records and does not include The Depository Trust Company participants or beneficial owners holding shares through nominee names.

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

Sales of Unregistered Securities

On February 27, 2024, we issued 255,102 shares of our common stock to Michael Faber, a former advisor to the Company. We issued the shares as consideration for advisory services.

We issued the foregoing securities in transactions not involving an underwriter and not requiring registration under Section 5 of the Securities Act of 1933, as amended, in reliance on the exemption afforded by Section 4(a)(2) thereof.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plan

The information required under this Item will be contained in the definitive Proxy Statement for our third annual meeting of stockholders following the effectiveness of the Certificate of Incorporation (the “Proxy Statement”), incorporated herein by reference.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“SpringBig,” “the Company,” “we,” “us” or “our” refer to SpringBig Holdings, Inc. and its subsidiaries, unless the context otherwise requires.

Forward Looking Statements

All statements other than statements of historical facts contained in this report, including statements regarding future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “expect,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if,” and similar expressions intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations, objectives, and financial needs. Our actual results could differ materially from those anticipated due to various factors discussed under “Risk Factors” in this Annual Report on Form 10-K.

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

SpringBig serves approximately 900 brand and retailer clients across more than 2,300 distinct retail locations in North America. Our clients distribute approximately 600 million digital messages annually, and in the last year more than $7.5 billion of gross merchandise value was accounted for by clients utilizing our platform.

Key Operating and Financial Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following is our analysis for the years ended December 31, 2024, and 2023, in thousands:

	Years Ended December 31,
	2024	2023
Revenue	$24,649	$28,050
Net loss	(1,876)	(10,233)
Adjusted EBITDA	1,368	(3,628)

Number of retail clients	915	1,298
Net revenue retention	88%	97%
Number of messages (million)	595	578

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

The Company’s revenue growth is generally achieved through a mix of new clients, clients upgrading their subscriptions (as new clients will frequently enter into a relatively low level of subscription, with respect to the size of such client’s database and the number of their customers on such database, and/or the number of pre-determined communication credits), which frequently occurs shortly after such a client initially becomes a client, and the excess use element of revenues. “Excess use” revenues are revenues derived from amounts charged to clients for exceeding the pre-determined credit volume set forth in the applicable client’s subscription agreement. Given this combination, and particularly the tendency for clients to upgrade soon after becoming a client, the Company does not actively monitor revenue split between new and existing clients, preferring to use the split between subscription and excess use in combination with net dollar retention and the number of clients as key metrics, as described below.

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

EBITDA and Adjusted EBITDA have limitations, and you should not consider these in isolation or as a substitute for analysis of our results as reported under GAAP, including net loss, which we consider to be the most directly comparable GAAP financial measure. Some of these limitations are:

●	although depreciation and amortization are non-cash charges, the assets being depreciated may have to be replaced in the future, and neither EBITDA nor Adjusted EBITDA reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; and

●	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs; and

●	EBITDA and Adjusted EBITDA do not reflect tax payments that may represent a reduction in cash available.

Because of these limitations, you should consider EBITDA and Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results.

A reconciliation of net loss before taxes to non-GAAP EBITDA and Adjusted EBITDA is as follows (in thousands):

Springbig Holding, Inc

Reconciliation of net loss to non-GAAP EBITDA and Adjusted EBITDA

(in thousands)

	Years Ended December 31,
	2024	2023

Net loss	$(1,876)	$(10,233)
Interest income	(6)	(24)
Interest expense	2,208	2,247
Income tax expense	3	4
Depreciation expense	180	272
EBITDA	509	(7,734)

Stock-based compensation	742	821
Credit loss expense	779	1,563
Gain on repurchase of convertible debt	(1,573)	-
Loss on debt extinguishment	636	-
Severance and related payments	267	494
Other non-recurring, non-operating expenses and asset impairment	-	512
Settlement of litigation, including legal costs	-	1,050
Change in fair value of warrants	8	(334)

Adjusted EBITDA	$1,368	$(3,628)

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

Regulation and Maturation of Cannabis Markets

We believe that we will have significant opportunities for growth as more jurisdictions legalize cannabis for medical and/or recreational adult use and the regulatory environment continues to develop. We intend to explore new expansion opportunities as additional jurisdictions legalize cannabis for medical or recreational adult use and leverage our existing business model to enter new markets. We believe our understanding of the space coupled with our experienced sales force will enable us to quickly enter and execute in new markets and capture new business, which we sustain via our best-in-class product offerings. Further, a change in U.S. federal regulations could result in our ability to engage in additional outlets, including the fintech, payments and e-commerce space.

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

Results of Operations

The following tables set forth our results of operations for the periods indicated (in thousands):

	Years Ended December 31,
	2024	2023	Increase (decrease)%
Revenue	$24,649	$28,050	$(3,401)	-12%
Cost of revenue	6,655	6,486	169	3%
Gross profit	17,994	21,564	(3,570)	-17%
Operating expenses:
Selling, servicing and marketing	4,726	8,278	(3,552)	-43%
Technology and software development	5,901	8,011	(2,110)	-26%
General and administrative	7,967	13,615	(5,648)	-41%
Total operating expenses	18,594	29,904	(11,310)	-38%
Loss from operations	(600)	(8,340)	7,740
Interest income	6	24	(18)	-75%
Interest expense	(2,208)	(2,247)	39	2%
Gain on note repurchase	1,573	-	1,573	nm
Loss on debt extinguishment	(636)	-	(636)	nm
Change in fair value of warrants	(8)	334	(342)	nm
Loss before taxes	(1,873)	(10,229)	8,356	82%
Provision for income taxes	(3)	(4)	1	25%
Loss after taxes	$(1,876)	$(10,233)	$8,357	82%

nm - not meaningful

Revenues. Revenues decreased by $3.4 million for the year ended December 31, 2024, representing a 12% year-on-year reduction compared with the year ended December 31, 2023. Our subscription revenue was $21.1 million for the year ended December 31, 2024, compared with $22.2 million in for the year ended December 31, 2023, representing a 6% year-on-year decline. The excess use revenue declined by 38% year-on-year from $4.2 million for the year ended December 31, 2023, to $2.6 million for the year ended December 31, 2024, with this decrease being due to the weaker economy impacting the cannabis sector and our clients being budget-conscious in limiting their messaging activity to within the volumes of their subscription. SpringBig has expanded its product offerings during the current year, including the introduction of a paid-for consumer VIP loyalty tier that retail clients can operate in conjunction with their standard loyalty program, and offering clients the ability to incorporate gift cards as a payment option for consumers within their digital rewards wallet. Our revenue from Brands clients decreased by 56% year-on-year and was $396,000 for the year ended December 31, 2024, as compared to $901,000 for the year ended December 31, 2023.

Our net revenue retention rate was 88% for the twelve months ended December 31, 2024, compared with 97% for the twelve months ended December 31, 2023, reflecting the challenging macroeconomic conditions of the cannabis market and the financial stress of some of our retail clients leading to the Company having to suspend or cease some access to our platform.

Gross Profit. Gross profit decreased by $3.6 million to $18.0 million for the year ended December 31, 2024, from $21.6 million for the year ended December 31, 2023, representing a 17% year-on-year reduction. The cost of revenue increased by $0.2 million, representing a 3% increase, for the year ended December 31, 2023, due to higher messaging distribution costs which represent the main expense in our cost of revenue. The gross profit margin reduced from 77% for the year ended December 31, 2023, to 73% for the year ended December 31, 2024, due to the higher messaging distribution costs and the impact of recently introduced lower margin services.

Operating Expenses. We have consistently focused on right sizing the operating expenses of the business to accelerate our path to sustainable profitability in the challenging macroeconomic conditions that prevail across the cannabis market, and which impacts revenue in the near-term.

Our operating expenses decreased by $11.3 million, or 38%, for the year ended December 31, 2024, compared to the year ended December 31, 2023.

Selling, servicing and marketing expenses decreased by $3.6 million, or 43%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, due to lower compensation expense as a result of lower employee headcount.

Technology and software development expenses decreased by $2.1 million, or 26%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, with the decrease being attributable to lower expenses associated with the use of offshore contract developers and a reduction in compensation expense.

General and administrative expenses decreased by $5.6 million, or 41%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, with the decrease being largely attributable to reductions in insurance, directors’ fees, legal and accounting advisory fees, investor relations costs due to being quoted for trading on the OTCQX® Best Market rather than listed on the Nasdaq Capital Market, and a lower credit loss expense.

Interest Expense. Interest expense was $2.2 million for the year ended December 31, 2024, compared with $2.2 million for the year ended December 31, 2023. During the year ended December 31, 2024, the interest expense comprised primarily interest paid on the cash advances and interest on the 2024 Secured Convertible and Term notes, which were issued in January 2024, whereas the interest expense during the year ended December 31, 2023 comprised primarily interest paid on cash advances and interest on the 6% Senior Secured Convertible Note that was repurchased in January 2024.

Gain on note repurchase. The gain on the repurchase of the 6% Senior Secured Note is the difference between the cash paid to repurchase the entire obligation of $2.9 million and the outstanding principal and accrued interest of $5.2 million, less unamortized discounts and warrant value of $0.7 million.

Loss on debt extinguishment. The loss on debt extinguishment arises on the amendment to the 2024 Senior Convertible Notes in November 2024 and comprises $0.6 million expensing of the difference between the carrying value of the old debt and the new debt recorded at fair value, which becomes the new carrying value of the 2024 Senior Convertible Notes.

Change in fair value of warrants. The liability relating to warrants issued by SpringBig is included on the balance sheet at the fair value prevailing at the end of the accounting period and any change in value is reported in the income statement. At December 31, 2024, the market value of the public warrants, which are quoted for trading on the OTC Pink Market, was $0.0007 per warrant compared with $0.0002 at December 31, 2023. The increase in value, which is recognized as an expense in our income statement for the year ended December 31, 2024, was $8,000 compared with a credit of $334,000 in our income statement for the year ended December 31, 2023.

Liquidity & Capital Resources

We have incurred net losses since inception, and experienced negative cash flows from operations. Prior to the business combination in June 2022, we financed our operations and capital expenditures primarily through the private sales of equity securities and revenue. The net losses since the business combination have been financed through the capital received because of the business combination, a public equity offering in May 2023, short-term cash advances as described below, and the issuance of $8.0 million Term Notes and Convertible Notes in January 2024. Our primary uses of cash in the short-term are to fund our operations.

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

On July 25, 2023, the Company entered into an agreement (the “Cash Advance”) with Cedar Advance LLC (“Cedar”) to sell future receivables to Cedar in exchange for an advance of $1.0 million. On November 22, 2023, the Company extended the Cash Advance, receiving a further advance of $0.3 million. As of December 31, 2023, the total outstanding amount payable to Cedar was $1.1 million. The Cash Advance was fully repaid during the year ended December 31, 2024.

On October 16, 2023, the Company entered into an agreement (the “ACF Cash Advance”) with Agile Capital Funding, LLC (“ACF”) to sell future receivables to ACF in exchange for an advance of $750,000. On December 7, 2023, the Company extended the ACF Cash Advance, receiving a further advance of $0.5 million. As of December 31, 2023, the total outstanding amount payable to ACF was $1.7 million. The ACF Cash Advance was fully repaid during the year ended December 31, 2024.

On January 16, 2024, the Company entered into an agreement with the note holder to repurchase the entire outstanding principal of the 6% Senior Secured Notes and cancel the associated warrants. The outstanding principal and accrued interest was $5.2 million. SpringBig, using a portion of the proceeds from the 8% Convertible Notes, purchased the entire outstanding obligation to the note holder for $2.9 million.

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

The Company may prepay any portion of the 12% Secured Term Notes, without penalty, at any time after February 1, 2025.

The following table summarizes our cash, accounts receivable, and working capital at December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$1,179	$331
Accounts receivable, net	2,213	2,948
Working capital	(1,806)	(9,106)

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2024, and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Total cash (used in) provided by:
Operating activities	$(953)	$(3,976)
Investing activities	(64)	(351)
Financing activities	1,865	1,112
	$848	$(3,215)

Operating Activities

Cash used in operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation and amortization, non-cash stock compensation expenses, changes in the fair value of financial instruments and the effect of changes in working capital and other activities.

For the year ended December 31, 2024, the net loss was $1.9 million and the cash used in operating activities was $1.0 million. The difference of $0.9 million is due to $2.0 million of non-cash items (comprising $0.6 million loss on debt extinguishment, $0.7 million credit loss expense, $0.7 million relating to stock compensation expense, $0.2 million relating to depreciation and amortization, $0.4 million relating to amortization of operating lease right of use asset, $0.4 million amortization of debt financing costs and $0.5 million accrued interest, offset by a $1.5 million gain on the repurchase of convertible notes) and a $1.1 million increase in working capital, primarily due to a $1.6 million reduction in accounts payable and other liabilities.

For the year ended December 31, 2023, the net loss was $10.2 million and cash used in operating activities was $4.0 million. The difference of $6.2 million is due to $1.5 million of non-cash items (comprising $0.8 million relating to stock compensation expense, $1.0 million relating to depreciation and amortization and $0.4 million relating to asset write-offs, offset by a $0.3 million gain on fair value of warrants, $1.7 million deferred payroll tax credit cash receipt, and a $2.6 million increase in working capital, primarily due to a $2.2 million increase in accounts payable and other liabilities.

Investing Activities

SpringBig has low capital investment requirements, with our needs comprising primarily computer equipment and office furniture and related items. Cash used in investing activities was $0.1 million for the year ended December 31, 2024, and $0.4 million for the year ended December 31, 2023.

Financing Activities

During the year ended December 31, 2024, the net cash provided by financing activities was $1.9 million, comprising $7.2 million, net of issuance costs, from the issuance of $6.4 million Secured Convertible Notes and $1.6 million Secured Term Notes, offset by repayment of $1.9 million short-term cash advances, $2.9 million repurchase of convertible notes and $0.5 million repayment of a related party payable.

During the year ended December 31, 2023, the net cash provided by financing activities was $1.1 million, comprising $2.7 million from the issuance of common stock and exercise of employee stock options, $1.9 million from short-term cash advances, net of repayments, offset by $3.2 million used to repay the 6% Senior Secured Convertible Note.

Off-Balance Sheet Arrangements

At December 31, 2024, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

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

Valuation of the 2024 Secured Term Notes and 2024 Secured Convertible Notes Carrying Values Regarding Debt Modification or Extinguishment

Consistent with FASB ASC Topic 470 Debt, (“ASC 470”), the Company is required to perform an analysis of the change associated with the aforementioned amendments to determine whether the change is a modification or an extinguishment of debt. Under a modification, no gain or loss is recorded, and a new effective interest rate is established based on the carrying value of the debt and revised cash flow. If the debt is extinguished, the old debt is derecognized and the new debt is recorded at fair value, which becomes the new carrying value. A gain or loss is recorded for the difference between the net carrying value of the original debt and the fair value of the new debt. Interest expense is recorded based on the effective interest rate of the new debt. A debt is considered extinguished if the present value of the new cash flows under the term of the new debt is at least 10% different from the present value of the remaining cash flows under the terms of the old debt.

In connection with the aforementioned amendments, the Company determined that the change to the 2024 Secured Term Notes was a modification consistent with ASC 470. The Company determined that the change to the 2024 Secured Convertible Notes was an extinguishment consistent with ASC 470, with the old debt of $6.3 million was derecognized and the new debt of $6.9 million was recognized at estimated fair value. As such, a loss on extinguishment of $0.6 million was recognized in the accompanying consolidated statement of operations for the year ended December 31, 2024.

Income Taxes

The Company records current income taxes based on our estimates of current taxable income and provide for deferred income taxes to reflect estimated future income tax payments and receipts. We are subject to federal income taxes as well as state taxes. In addition, we are subject to taxes in the foreign jurisdictions where we operate.

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

The Company has evaluated its tax positions for any uncertainties based on the technical merits of the positions taken. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be upheld on examination by taxing authorities. The Company has analyzed the tax positions taken and has concluded that as of December 31, 2024, and 2023, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability or disclosure in the financial statements.

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

Item 8. Financial Statements

SPRINGBIG HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

SpringBig Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of SpringBig Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

New York, New York

March 27, 2025

PCAOB ID Number 100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTIG FIRM

To the Stockholders and Board of Directors of

SpringBig Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SpringBig Holdings, Inc. (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We served as the Company’s auditor from 2021 through April 2024.

Fort Lauderdale, Florida

April 1, 2024, except for Segments in Note 2 and Segment Reporting in Note 22, as to which the date is March 27, 2025

Springbig Holding, Inc

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,179	$331
Accounts receivable, net of allowance of $426 and $1,595, respectively	2,213	2,948
Contract assets	188	273
Prepaid expenses and other current assets	284	893
Total current assets	3,864	4,445
Operating lease asset, non-current	2,757	340
Property and equipment, net	204	320
Total assets	$6,825	$5,105

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$924	$2,925
Accrued expenses and other current liabilities	2,630	1,951
Short-term cash advances	-	1,925
Current maturities of debt	-	4,360
Deferred payroll tax credits	1,751	1,751
Related party payable	-	540
Operating lease liability, current	365	99
Total current liabilities	5,670	13,551
Long-term debt, non-current	8,364	-
Operating lease liability, non-current	2,551	225
Warrant liabilities	11	3
Total liabilities	16,596	13,779

Stockholders’ Deficit
Common stock par value $0.0001 per shares, 300,000,000 authorized at December 31, 2024; 46,348,351 issued and outstanding as of December 31, 2024; 300,000,000 authorized at December 31, 2023; 45,339,762 issued and outstanding as of December 31, 2023	$4	$4
Additional paid-in-capital	28,666	27,887
Accumulated deficit	(38,441)	(36,565)
Total stockholders’ deficit	(9,771)	(8,674)
Total liabilities and stockholders’ deficit	$6,825	$5,105

See accompanying notes to consolidated financial statements

Springbig Holding, Inc

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2024	2023
Net Revenues	$24,649	$28,050
Cost of revenues	6,655	6,486
Gross profit	17,994	21,564
Expenses
Selling, servicing and marketing	4,726	8,278
Technology and software development	5,901	8,011
General and administrative	7,967	13,615
Total operating expenses	18,594	29,904

Loss from operations	(600)	(8,340)
Other income (expenses)
Interest income	6	24
Interest expense	(2,208)	(2,247)
Gain on note repurchase	1,573	-
Loss on debt extinguishment	(636)	-
Change in fair value of warrants	(8)	334
	(1,273)	(1,889)
Loss before income taxes	$(1,873)	$(10,229)
Income taxes expense	3	4
Net loss	$(1,876)	$(10,233)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.28)

Weighted-average common shares outstanding:
Basic and diluted	45,945,530	36,147,187

See accompanying notes to consolidated financial statements

Springbig Holding, Inc

Consolidated Statements of Changes in Stockholders’ Deficit

(in thousands)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 21, 2022	26,659,711	$3	$22,701	$(26,332)	$(3,628)
Stock-based compensation	-	-	821	-	821
Exercise of stock options	727,233	-	274	-	274
Issue of common stock (1)	9,900,000	1	2,322	-	2,323
Issue of common stock (2)	5,690,903	-	1,450	-	1,450
Issue of common stock (3)	436,260	-	56	-	56
Issue of common stock (4)	1,700,000	-	263	-	263
Restricted stock units vesting	225,655	-	-	-	-
Net loss	-	-	-	(10,233)	(10,233)
Balance at December 31, 2023	45,339,762	$4	$27,887	$(36,565)	$(8,674)
Stock-based compensation	-	-	742	-	742
Issue of common stock (3)	255,102	-	37	-	37
Restricted stock units vesting	753,487	-	-	-	-
Net loss	-	-	-	(1,876)	(1,876)
Balance at December 31, 2024	46,348,351	$4	$28,666	$(38,441)	$(9,771)

(1)	Equity raise – see Note 18
(2)	Conversion of Senior Secured Convertible Notes in exchange for common shares – see Note 18
(3)	Common shares issued in exchange for services rendered – see Note 18
(4)	Common shares issued in connection with settlement of litigation – see Note 18

See accompanying notes to consolidated financial statements

Springbig Holding, Inc

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(1,876)	$(10,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on note repurchase	(1,573)	-
Non-cash interest expense	108	-
Loss on debt extinguishment	636	-
Depreciation and amortization	180	272
Discount amortization on convertible note	-	783
Amortization of debt financing costs	359	-
Stock-based compensation expense	742	821
Credit loss expense	779	1,563
Convertible note impairment	-	259
Abandoned software implementation assets	-	134
Accrued interest on convertible notes	460	68
Amortization of operating lease right of use assets	364	409
Change in fair value of warrants	8	(334)
Changes in operating assets and liabilities:
Accounts receivable	(44)	(1,621)
Prepaid expenses and other current assets	609	613
Contract assets	85	60
Accounts payable and other liabilities	(1,606)	2,228
Operating lease liabilities	(189)	(458)
Deferred payroll tax credits	-	1,751
Deferred revenue	5	(291)
Net cash used in operating activities	(953)	(3,976)

Cash flows from investing activities
Purchases of property and equipment	(64)	(351)
Net cash used in investing activities	(64)	(351)

Cash flows from financing activities
Proceeds from the issuance of convertible notes	6,400	-
Repayment of convertible notes	(2,895)	(3,238)
Proceeds from the issuance of term notes	1,600	-
Proceeds from short-term cash advances	-	2,467
Repayment of short-term cash advances	(1,925)	(542)
Proceeds from related party payable	-	350
Repayment of related party payable	(540)	(522)
Cost of convertible and term note issuance	(775)	-
Proceeds from issuance of common stock	-	2,661
Cost of equity issuance	-	(338)
Proceeds from exercise of stock options	-	274
Net cash provided by financing activities	1,865	1,112

Net increase/(decrease) in cash and cash equivalents	848	(3,215)
Cash and cash equivalents, at beginning of the period	331	3,546
Cash and cash equivalents, at end of the period	$1,179	$331
Supplemental cash flows disclosures
Income taxes paid	$4	$3
Interest paid	$1,061	$1,432
Non-cash investing and financing activities
Common stock issued for services rendered relating to debt financing	$37	$-
Amount added to principal for non-cash interest on and non-cash amendment to Convertible Notes	$510	$-
Legal settlements satisfied through issuance of common stock	$-	$263
Satisfaction of professional services through issuance of common stock	$-	$56
Obtaining a right-of-use asset in exchange for a lease liability	$2,781	$412
Related party payments on accounts payable	$-	$712
Conversion of convertible note and outstanding interest into common stock	$-	$1,450

See accompanying notes to consolidated financial statements

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

The Company’s common stock is now quoted for trading on the OTCQX® Best Market and its public warrants are now quoted for trading on the OTC Pink Market under their current trading symbols “SBIG” and “SBIGW,” respectively. The Company’s common stock started trading on the OTCQX® Best Market on September 6, 2023. The Company remains a reporting company under the Securities Exchange Act of 1934, as amended.

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

Going Concern, Liquidity and Management’s Plans

Historically, the Company has incurred losses, which have resulted in an accumulated deficit of approximately $38.4 million as of December 31, 2024. Cash flows used in operating activities were $1.0 million for the year ended December 31, 2024. As of December 31, 2024, the Company had a working capital deficit of approximately $1.8 million, inclusive of $1.2 million in cash and cash equivalents to cover overhead expenses.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors, including, but not limited to, cash and cash equivalents, increase in revenue through increased usage by customers and new customers and strategic capital raises. The ultimate success of these plans is not guaranteed.

Based on management projections and cash on hand, the Company estimate that its liquidity and cash resources are sufficient for our current and projected financial needs for the next twelve months, at a minimum.

The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

Foreign Currency

The Company translates the consolidated financial statements of its foreign subsidiaries, which have a functional currency in the respective country’s local currency, to U.S. dollars using month-end exchange rates for assets and liabilities and actual exchange rates for revenue, costs and expenses on the date of the transaction. Exchange differences are included in interest expense in the consolidated statement of operations.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Certain accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while the Company has used best estimates based on facts and circumstances available to it at the time, different acceptable assumptions would yield different results. Changes in the accounting estimates are reasonably likely to occur from period to period, which may have a material impact on the presentation of the financial condition and results of operations. The Company reviews these estimates and assumptions periodically and reflects on the effects of revisions in the period that are determined to be necessary. The Company believes that the assumptions and estimates associated with income taxes, equity-based compensation (including issuance of common stock for services rendered), warrants, imputed interest on operating lease liabilities, using the U.S. treasuries rate for a similar term prevailing at the lease commencement date as the benchmark rate and adding an appropriate risk margin, valuation of the 2024 Secured Term Notes and 2024 Secured Convertible Notes carrying values regarding debt modification or extinguishment, and allowance for credit losses have the greatest potential impact on our consolidated financial statements. Therefore, the Company consider the policies related to these financial areas to be critical accounting policies.

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

Segments

The Company manages its business as a single operating segment. The chief operating decision maker (“CODM”) reviews financial information presented for the purposes of allocating resources and evaluating financial performance at an entity level. The Company’s Chief Executive Officer (“CEO”) is the CODM, and the Company has no segment managers who are held accountable by the CODM for operations and operating results. The products and services across the Company are similar in nature, distributed in a comparable manner and have customers with common characteristics. The Company determined that it has one operating and reportable segment in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting.

Fair Value of Financial Instruments

The Company’s financial assets, which include cash equivalents, current financial assets and current financial liabilities have fair values that approximate their carrying value due to their short-term maturities.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company deposits its cash and cash equivalents with high credit-quality financial institutions. Such deposits may be in excess of federally insured limits. To date, the Company has not experienced any losses on our cash and cash equivalents. The Company performs periodic evaluations of the relative credit standing of the financial institutions.

The Company performs ongoing credit evaluations of its customers’ financial condition and require no collateral from its customers. The Company maintains a credit loss reserve for expected credit losses based upon the expected collectability of accounts receivable balances.

The Company had one customer representing 15% of total revenues for the year ended December 31, 2024, and the same customer represented more than 14% of total revenues for the year ended December 31, 2023.

At December 31, 2024, the Company had two customers representing 40% of accounts receivable and the same two customers represented 30% of accounts receivable at December 31, 2023.

The Company had one vendor representing 95% of cost of goods sold for the year ended December 31, 2024, and the same vendor represented 86% of cost of goods sold for the year ended December 31, 2023.

The Company had two vendors representing 59% of accounts payable as of December 31, 2024. At December 31, 2023, two vendors represented 30% of accounts payable.

Deferred Financing Costs

On January 23, 2024, the Company issued $6.4 million aggregate principal amount of 2024 Secured Convertible Notes and $1.6 million aggregate principal amount of 2024 Secured Term Notes. See Note 9. The expenses directly related to issuance of this debt, including investment bank advisory fees, legal fees and other advisory fees, have been deferred and will be expensed over the three-year term of the debt up to January 2027.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. There are no cash equivalents at the years ending December 31, 2023 and 2024.

As of December 31, 2024, the Company exceeded the federally insured limits of $250,000 for interest and non-interest-bearing deposits. The Company had cash balances with a single financial institution in excess of the FDIC insured limits by amounts of $0.7 million as of December 31, 2024. The Company monitors the financial condition of such institution and have not experienced any losses associated with these accounts.

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

Accounts Receivable, Net & Allowance for Credit Losses

Accounts receivable include billed and unbilled receivables, net of allowance for credit losses. Accounts receivable are recorded at invoiced amounts and do not bear interest. Unbilled receivables relate to revenue earned in advance of invoicing per contractual terms with customers. The allowance for credit losses is based on the Company’s assessment of the collectability of accounts receivable considering various factors, including the age of each outstanding invoice, the collection history of each customer, historical write-off experience, current economic conditions, and reasonable and supportable forecasts of future economic conditions over the life of the receivable. The Company assesses collectability by reviewing accounts receivable on an aggregate basis when similar characteristics exist and on an individual basis when specific customers with collectability issues are identified. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. The Company recognized an impairment loss on capitalized software costs of approximately $116,000 as a result of an unsuccessful application implementation in the year ended December 31, 2023. There were no impairment losses recognized in the year ended December 31, 2024.

Intangible Assets

The Company accounts for intangible assets under ASC 350, Goodwill and Other. Intangible assets represent software acquired in the acquisition of Beaches Development Group in 2021. The amount is recorded at fair value on the date of the acquisition and amortized over its useful life of 3 years, using the straight-line method. The amount for intangible assets is included in property and equipment on the balance sheets – see Note 5.

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

Revenue Recognition

The Company follows the provisions of FASB Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. ASC 606 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company reports revenue net of sales and other taxes collected from customers to be remitted to government authorities.

For a standard contract, the Company works with a customer to provide access to an integrated platform that provides all the functions of its proprietary software, which utilizes proprietary technology to send text, push or email messages to the customer’s contacts based on a credit system. Through this software, the Company allows merchants to provide loyalty plans and rewards directly to consumers through an internet portal and mobile applications. The functions of the software themselves do not have individual value to the customer. Each customer is buying the license to the platform to receive all the benefits of the platform. Therefore, the Company’s single performance obligation is to provide customers the ability to use its proprietary software application that provides marketing and customer engagement services to cannabis dispensaries throughout the United States and Canada.

Nature of Promises to Transfer - The services provided by the Company’s software are subscription based with the Company providing its customer access to the software for an initial contract term that is generally one year, with automatic annual renewals. Revenue is earned monthly, which consists of the contracted monthly fixed fee for software access and a specified volume of messaging credits plus, if any, optional purchases for additional credits.

Timing of Satisfaction - Control of services is transferred during a subscription period. Services provided by the Company are performed over time on a monthly basis and over a designated contract term generally for up to twelve months.

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

The Company’s contracts with customers have fixed transaction prices, and a variable component based on the volume of messages, that are denominated in U.S. and Canadian dollars. Consideration paid for services that customers purchase from the Company is nonrefundable. Therefore, at the time revenue is recognized, the Company does not estimate expected refunds for services. Customer discounts are netted against revenue and are recognized as incurred.

There is only one performance obligation for the Company’s standard contract. As such, the transaction price is allocated entirely to that obligation.

Beginning in 2024, the Company also facilitates its customers, through the platform, being able to offer VIP loyalty programs and establish gift cards on their mobile app. Although facilitated by the SpringBig platform, the VIP loyalty and gift card transactions occur directly between the customers and their end-user consumers. The Company receives a proportion of the transaction value. The Company accounts for this revenue on a net basis given it is an agent not principal in the transactions.

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

Technology and Software Development

Technology and software development expense consist primarily of personnel and related costs, including salaries, benefits, bonuses and cost of server usage by our developers, and hosting fees relating to the Company’s cloud-based platform.

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

The Company has evaluated its tax positions for any uncertainties based on the technical merits of the positions taken. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be upheld on examination by taxing authorities. The Company has analyzed the tax positions taken and has concluded that as of December 31, 2024, and 2023, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability or disclosure in the financial statements.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07 (Topic 280), Improvements to Reportable Segment Disclosures. The ASU requires enhanced disclosures about significant segment expenses. Additionally, it requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The Company has applied the ASU retrospectively with effect from January 1, 2023. Refer to Note 22 in the financial statements. The adoption resulted in expanded segment reporting disclosures, with no impacts on our financial condition and results of operations.

Recent Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The ASU requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization, and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accounts receivable	$1,945	$3,690
Unbilled receivables	694	853
Total receivables	2,639	4,543
Less allowance for credit loss	(426)	(1,595)
Accounts receivable, net	$2,213	$2,948

Credit loss expense was $0.7 million and $1.6 million for the years ending December 31, 2024, and 2023, respectively.

The following table details the activity related to the Company’s allowance for credit losses for the year ending December 31, 2024 (in thousands).

Allowance for credit losses
Outstanding balance, December 31, 2023	$1,595
Current-period provision (release) for expected credit losses	779
Write-offs charged against the allowance, net of recoveries and other	(1,948)
Outstanding balance, December 31, 2024	$426

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Prepaid insurance	$30	$379
Other prepaid expense	165	425
Deposits	89	89
	$284	$893

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Computer equipment	$452	$416
Furniture and fixtures	178	149
Data warehouse	286	286
Software	196	197
Total cost	1,112	1,048
Less accumulated depreciation and amortization	(908)	(728)
Property and equipment, net	$204	$320

The useful life of computer equipment, furniture and fixtures, software and the data warehouse is 3 years. Intangible assets include data warehouse and software.

Depreciation and amortization expenses for the years ended December 31, 2024, and 2023 were $180,000 and $272,000, respectively. The amounts are included in general and administrative expenses in the consolidated statements of operations.

NOTE 6 – CONVERTIBLE NOTE RECEIVABLE

In April 2022, the Company purchased $250,000 in aggregate principal amount of convertible promissory note due April 1, 2026 (the “Convertible Note Receivable”). The Convertible Note Receivable accrued interest at the rate of 5% per annum on the principal amount of the Convertible Note Receivable. The Company determined that the fair value of the Convertible Note was $0 at December 31, 2023. The loss of $272,000, including $22,000 of accrued interest income, was recorded in general and administrative expenses on the Company’s consolidated statements of operations for the year ended December 31, 2023.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued wages, commission and bonus	$254	$393
Accrued professional fees	110	176
Accrued interest on 2024 Secured Convertible and Term Notes	460	-
Sales tax payable	504	113
Deferred financial advisory fees	1,000	1,000
Other liabilities	302	269
	$2,630	$1,951

NOTE 8 – RELATED PARTY TRANSACTIONS

During 2023, SpringBig’s CEO, Jeffrey Harris, advanced and paid certain expenses on behalf of the Company, and there was a $540,000 related party payable on December 31, 2023, which was repaid in January 2024, following completion of the issuance of $6.4 million aggregate principal amount of 2024 Secured Convertible Notes and $1.6 million aggregate principal amount of 2024 Secured Term Notes.

Jeffrey Harris, CEO, and Paul Sykes, CFO, both participated in the debt financing transaction completed on January 23, 2024. Jeffrey Harris purchased $320,000 2024 Secured Convertible Notes, and $80,000 2024 Secured Term Notes. Paul Sykes purchased $25,000 2024 Secured Convertible Notes, and $6,250 2024 Secured Term Notes. Refer to Note 9.

There are two members of the board of directors at December 31, 2024, who are related parties to investors in the debt financing transaction completed on January 23, 2024. In aggregate these investors purchased $5.2 million 2024 Secured Convertible Notes and $1.3 million 2024 Secured Term Notes. Refer to Note 9.

NOTE 9 – LONG-TERM DEBT

The table below presents the components of outstanding debt (in thousands):

	December 31, 2024	December 31, 2023
2024 Secured Term Notes – related parties	$1,386	$-
2024 Secured Term Notes	214	-
2024 Secured Convertible Notes – related parties	5,987	-
2024 Secured Convertible Notes	923	-
	8,510	-
Less deferred financing fees, net	(146)	-
	$8,364	$-

The amounts outstanding on December 31, 2024, include $510,000 non-cash interest added to the outstanding principal of the 2024 Secured Convertible Notes since issuance. Refer to Note 8 for details on related parties.

On January 23, 2024, the Company issued $1.6 million aggregate principal amount of 2024 Secured Term Notes and $6.4 million aggregate principal of 2024 Secured Convertible Notes to a group of investors.

The 2024 Secured Term Notes were initially due in January 2026 and accrued interest payable in cash semi-annually at a rate of 12% per annum. The 2024 Secured Convertible Notes, were initially due in January 2026 and accrued interest which is added to the outstanding principal balance semi-annually at a rate of 8% per annum.

On November 11, 2024, the Company amended the terms of the 2024 Secured Term Notes and 2024 Secured Convertible Notes including extending the maturity date to January 23, 2027, amending the interest rates and adjusting the requirement for the Company to maintain a minimum cash balance of at least $1 million with the provision now applicable only at the end of any calendar month commencing on or after February 1, 2025.

The interest rates on the 2024 Secured Term Notes and 2024 Secured Convertible Notes increase to 17% and 13%, respectively, with effect from the date of amendment, with the interest rates then reducing by 0.75% for each three-month period that the Company reports an Adjusted EBITDA exceeding $900,000, starting with the three months ending March 31, 2025, subject to a maximum reduction to 14% and 10%, respectively. In addition, a sum of $64,000 is payable to the holders of the 2024 Secured Term Notes in January 2025, and the principal amount of the 2024 Secured Convertible Notes was increased by $266,000 with effect from the date of the amendment.

The Company may prepay any portion of the 2024 Secured Term Notes, without penalty, at any time after February 1, 2025.

The 2024 Secured Convertible Notes are convertible into common stock at a conversion price of $0.15 per share at the holder’s option any time up to the day prior to maturity in January 2027.

The 2024 Secured Term Notes and 2024 Secured Convertible Notes rank pari passu and are secured on substantially all the assets of the Company.

The 2024 Secured Term Notes and 2024 Secured Convertible Notes include restrictive covenants that, among other things, limit the ability of the Company to incur additional indebtedness and guarantee indebtedness; incur liens or allow mortgages or other encumbrances; prepay, redeem, or repurchase certain other debt; pay dividends or make other distributions or repurchase or redeem our capital stock; sell assets or enter into or effect certain other transactions (including a reorganization, consolidation, dissolution or similar transaction or selling, leasing, licensing, transferring or otherwise disposing of assets of the Company or its subsidiaries) and also contain customary events of default.

Consistent with FASB ASC Topic 470 Debt, (“ASC 470”), the Company is required to perform an analysis of the change associated with the aforementioned amendments to determine whether the change is a modification or an extinguishment of debt. Under a modification, no gain or loss is recorded, and a new effective interest rate is established based on the carrying value of the debt and revised cash flow. If the debt is extinguished, the old debt is derecognized and the new debt is recorded at fair value, which becomes the new carrying value. A gain or loss is recorded for the difference between the net carrying value of the original debt and the fair value of the new debt. Interest expense is recorded based on the effective interest rate of the new debt. A debt is considered extinguished if the present value of the new cash flows under the term of the new debt is at least 10% different from the present value of the remaining cash flows under the terms of the old debt.

In connection with the aforementioned amendments, the Company determined that the change to the 2024 Secured Term Notes was a modification consistent with ASC 470. The Company determined that the change to the 2024 Secured Convertible Notes was an extinguishment consistent with ASC 470, with the old debt of $6.3 million was derecognized and the new debt of $6.9 million was recognized at estimated fair value. As such, a loss on extinguishment of $0.6 million was recognized in the accompanying consolidated statement of operations for the year ended December 31, 2024

The Company recorded interest expense for the year ended December 31, 2024, of $1.1 million in connection with the 2024 Secured Term Notes and 2024 Secured Convertible Notes.

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

On January 16, 2024, the Company and the noteholder executed an agreement for the Company to repurchase the outstanding note and associated warrants, and on January 23, 2024, the note and associated warrants were repurchased for $2.9 million. As such, the outstanding principal on the Secured Convertible Notes at December 31, 2024 was $0. At December 31, 2023, the outstanding principal of the Secured Convertible Notes was $5.1 million with a carrying value of $4.4 million, net of discount of $0.7 million. The Company recorded a $1.6 million gain on repurchase of the note for the year ended December 31, 2024.

The Company recorded $14,000 and $960,000 of interest expense in connection with the Senior Secured Convertible Notes for the year ended December 31, 2024, and December 31, 2023, respectively.

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

At December 31, 2024, and 2023, the estimated fair value of the warrants was $11,200 and $3,200, respectively.

The Company recorded a change in fair value gain of approximately $8,000 and $334,000 for the years ended December 31, 2024 and 2023, respectively. These amounts are included in the statements of operations for the year ended December 31, 2024, and 2023.

The fair value is determined in accordance with ASC 820, Fair Value Measurement. See Note 18, Fair Value Measurements, to the accompanying consolidated financial statements for further information.

NOTE 12 – REVENUE RECOGNITION

The Company recognizes revenue from both retail clients, who operate retail dispensaries, and brand clients, who sell their products on a wholesale basis to retail dispensaries.

The following table represents our revenues disaggregated by type (in thousands):

	December 31, 2024	December 31, 2023
Revenue
Brand revenue	$396	$901
Retail revenue	24,253	27,149
	$24,649	$28,050

Geographic Information

Revenue by geographical region consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Brand revenue
United States	$396	$889
Canada	-	12
Retail revenue
United States	23,481	26,372
Canada	772	777
	$24,649	$28,050

Revenues by geography are generally based on the country of the Company’s contracting entity. Total United States revenue was approximately 97% of total revenue for the year ended December 31, 2024, and 97% of total revenue for the year ended December 31, 2023.

The Company has corrected the accounting for VIP subscriptions and wallet payments such that revenue on these products is now included on a net revenue basis. The impact of the revision was not considered material to the consolidated financial statements. Below is a summary of the impact of the revision for the three quarters ended March 31, June 30, and September 30, 2024, respectively.

	QUARTER ENDING			YEAR TO DATE
	March 31, 2024		March 31, 2024	March 31, 2024		March 31, 2024
	As reported	Adjustment	Revised	As reported	Adjustment	Revised
Revenues	$6,474	$(78)	$6,396	$6,474	$(78)	$6,396
Cost of revenues	(1,794)	78	(1,716)	(1,794)	78	(1,716)
Gross profit	$4,680	$-	$4,680	$4,680	$-	$4,680

	QUARTER ENDING			YEAR TO DATE
	June 30, 2024		June 30, 2024	June 30, 2024		June 30, 2024
	As reported	Adjustment	Revised	As reported	Adjustment	Revised
Revenues	$6,612	$(190)	$6,422	$13,086	$(268)	$12,818
Cost of revenues	(1,915)	190	(1,725)	(3,709)	268	(3,441)
Gross profit	$4,697	$-	$4,697	$9,377	$-	$9,377

	QUARTER ENDING			YEAR TO DATE
	September 30,		September 30,	September 30,		September 30,
	2024		2024	2024		2024
	As reported	Adjustment	Revised	As reported	Adjustment	Revised
Revenues	$6,425	$(281)	$6,144	$19,511	$(549)	$18,962
Cost of revenues	(1,990)	281	(1,709)	(5,699)	549	(5,150)
Gross profit	$4,435	$-	$4,435	$13,812	$-	$13,812

NOTE 13 – CONTRACT ASSETS

Contract assets consisted of the following as of (in thousands):

	December 31, 2024	December 31, 2023
Deferred sales commissions	$188	$273

The movement in the contract assets during the years ended December 31, 2024, and 2023 comprised the following (in thousands):

	December 31, 2024	December 31, 2023

Contract assets at start of the period	$273	$333
Expense deferred during the period	105	165
(Less) amounts expensed during the period	(190)	(225)
Contract assets at end of the period	$188	$273

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

The number of shares automatically added to the number of shares authorized for issuance on January 1, 2024, was 2,266,988, being 5% of the number of the Company’s common stock issued and outstanding on December 31, 2023. The total number of shares of common stock authorized for issuance under the 2022 Incentive Plan is 5,125,149 as of December 31, 2024.

Prior to the closing of the merger, Legacy SpringBig maintained an equity incentive plan (the “Legacy Incentive Plan”), which was originally established effective December 1, 2017. SpringBig has not granted any additional awards under the Legacy Incentive Plan following the business combination.

The following table summarizes information on stock options outstanding as of December 31, 2024, and 2023 under the Legacy Incentive Plan:

	Options outstanding		Options Vested and Exercisable
	Number of Options	Weighted Average Exercise Price (per share)	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price (per share)
Outstanding Balance, January 1, 2023	3,394,753	$0.57	3,250,236	5.79	$0.54
Options granted	-	-
Options exercised	(727,233)	$0.38
Options forfeited and cancelled	(395,626)	$0.84
Outstanding Balance, December 31, 2023	2,271,894	$0.57	2,244,102	4.76	$0.56
Options granted	-	-
Options exercised	-	-
Options forfeited and cancelled	(14,821)	$0.96
Outstanding Balance, December 31, 2024	2,257,073	$0.57	2,257,073	3.81	$0.57

No options were exercised during the year ended December 31, 2024. The intrinsic value of the options exercised during the years ended December 31, 2023 was $162,000.

As of December 31, 2024, the intrinsic value of the 2,257,073 options outstanding and exercisable was $0. As of December 31, 2024, all options are vested and exercisable and the total compensation cost related to non-vested awards not yet recognized was $0.

During the years ended December 31, 2024, and 2023, compensation expense recorded in connection with the Legacy Incentive Plan was $35,000 and $118,000, respectively. These charges are recorded within general and administrative expenses on the Company’s consolidated statements of operations.

The following table summarizes information on Restricted Stock Units outstanding as of December 31, 2024, under the 2022 Incentive Plan:

	Restricted Stock Units Outstanding
	Number of RSU’s	Weighted Average Fair Value (per share)	Weighted Average Vesting (years)
Outstanding Balance, January 1, 2023	725,000	$1.97	2.5
RSU’s granted	1,989,000	$0.56
RSU’s forfeited and cancelled	(276,836)	$1.28
RSU’s vested and common stock issued	(225,655)	$1.97
Outstanding Balance, December 31, 2023	2,211,509	$0.80	2.2
RSU’s granted	1,382,500	$0.14
RSU’s forfeited and cancelled	(174,670)	$0.68
RSU’s vested and common stock issued	(753,487)	$0.87
Outstanding Balance, December 31, 2024	2,665,852	$0.45	1.7

During the years ended December 31, 2024, and 2023, compensation expense recorded in connection with the 2022 Incentive Plan was $707,000 and $704,000, respectively. These charges are recorded within general and administrative expenses on the Company’s consolidated statements of operations.

The remaining expense of approximately $700,000 will be recognized in future periods through March 2027. The Restricted Stock Units vest one-third on each of the first, second and third anniversary after issuance.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company evaluates the possible resolution of any legal and other contingencies when losses are possible in accordance with ASC 450, Contingencies (“ASC 450”). Significant judgment is required in both the determination of the probability of an outcome as well as the determination of an estimate of the amount of any potential loss.

The Company received a civil investigative demand from the United States Attorney’s Office with regard to its Paycheck Protection Program Loan (“PPP Loan”) originally received in 2020 and forgiven in 2021. The investigation is based on whether the Company was eligible for a PPP Loan if its software products are in fact used to support the use, growth, enhancement or development of marijuana. The amount of the PPP Loan was approximately $790,000. This creates the potential for a contingent loss of up to $1.6 million. The Company believes a loss is reasonably possible, but not probable, and can be reasonably estimated, therefore pursuant to ASC 450 the potential loss has been disclosed but not recorded.

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

During the year ended December 31, 2023, the Company settled a dispute concerning the granting in 2017 of a non-exclusive, perpetual license to install and use certain of the Company’s software and derivative works, subject to certain limitations. As a result of the settlement, the Company recorded a liability of approximately $0.8 million. As of December 31, 2023, the Company has settled a portion of this liability through cash payments of $0.2 million and an equity issuance of $0.3 million. The remaining $0.3 million was paid in equal installments of $40,000 on the last day of each month until the balance was settled in full by July 2024.

Employee Retention Payroll Tax Credits

In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide economic and other relief as a result of the COVID-19 pandemic. The CARES Act includes, among other items, provisions relating to refundable employee retention payroll tax credits. Due to the complex nature of the employee retention credit computations, any benefits we may receive are uncertain and may significantly differ from our current estimates. We plan to record any benefit related to these credits upon both the receipt of the benefit and the resolution of the uncertainties, including, but not limited to, the completion of any potential audit or examination, or the expiration of the related statute of limitations. During the year ended December 31, 2023, we received $2.0 million related to these credits, recognized $0.6 million as an offset related to operating expenses thorough accounts payable, and we have deferred recognition of remaining $1.4 million, which is recorded in current liabilities on the accompanying consolidated balance sheets.

NOTE 16 – LEASES

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

In June 2022, the Company entered into a new lease, for the Boca Raton office facilities, which became effective on January 1, 2024, after completion of leasehold improvements. The new lease term is for 98 months, and monthly rental payments range from $38,000 to $48,000 over the life of the lease.

As of December 31, 2024, and 2023, the following amounts were presented on the Company’s consolidated balance sheets in accordance with ASC 842 - Lease Accounting (in thousands):

Balance Sheet	December 31, 2024	December 31, 2023
Assets:
Right of use asset - operating lease	$2,757	$340
Liabilities:
Current	$365	$99
Non-current	2,551	225
Total operating lease liability	$2,916	$324

For the years ended December 31, 2024, and 2023, the Company’s operating lease cost was $641,000 and $486,000, respectively. Other information pertaining to capitalized assets and liabilities under the leasing standard is as follows (in thousands):

	Years Ended December 31,
Other information	2024	2023
Operating lease cost	$641	$486
Operating cash flows paid to operating leases	$465	$520
Right-of-use assets in exchange for new operating lease liabilities	$2,781	$412
Disposal of right-of-use assets	$-	$299
Disposal of operating lease liabilities associated with right-of-use assets	$-	$313
Weighted-average remaining lease term - operating leases (months)	82	35
Weighted-average discount rate - operating leases	9%	9%

As of December 31, 2024, the Company’s lease liabilities mature as follows:

Fiscal Year:	Operating Leases
2025	$595
2026	592
2027	504
2028	510
2029	525
Thereafter	1,242
Total lease payments	3,968
Less imputed interest	(1,052)
Present value of lease liabilities	$2,916

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

Liabilities measured at fair value on a recurring basis

The balances of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2024, are as follows (in thousands):

At December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Public warrants	-	11	-	11
	$-	$11	$-	$11

Given the limited trading volumes for the public warrants, there were certain transfers of financial liabilities between Level 1 and Level 2 during the year ended December 31, 2024.

The balances of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2023, are as follows (in thousands):

At December 31, 2023
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

The Company utilizes a fair value approach to account for its warrants based on the quoted price at December 31, 2024, and the calculation is consistent with ASC 820, Fair Value Measurement, with changes in fair value recorded in current earnings.

At December 31, 2024, the value of the public and private warrants was approximately $11,200 using a closing price of $0.0007. At December 31, 2023, the value of the public and private warrants was approximately $3,200 using a closing price of $0.0002.

Changes in Fair Value

The following tables provides a roll-forward in the changes in fair value for the years ended December 31, 2024, and 2023, for all liabilities for which the Company determines fair value on a recurring basis (in thousands):

Balance, January 1, 2023	$337
Change in fair value	(334)
Balance, December 31, 2023	$3
Change in fair value included in earnings for the period relating to liabilities held at December 31, 2023	$(334)

Balance, January 1, 2024	$3
Change in fair value	8
Balance, December 31, 2024	$11
Change in fair value included in earnings for the period relating to liabilities held at December 31, 2024	$8

Other Fair Value Considerations – Carrying value of accounts receivables, contract assets, prepaid expenses and other assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities and/or low credit risk.

NOTE 18 – STOCKHOLDERS’ EQUITY

On May 31, 2023, the Company raised gross cash proceeds of $3.0 million through a public equity offering, resulting in the issuance of 9,900,000 shares. Also, around the same date the holder of the 6% Senior Secured Convertible Note – see Note 10 – converted $1.25 million of the outstanding principal resulting in the issuance of 4,115,903 shares, and during the year ended December 31, 2023, converted additional outstanding principal resulting in the issuance of 1,575,000 additional shares. In aggregate, the Company issued 5,690,903 to the holder of the 6% Senior Secured Convertible during the year ended December 31, 2023.

During the year ended December 31, 2023, the Company settled a dispute concerning the granting in 2017 of a non-exclusive, perpetual license to install and use certain of the Company’s software and derivative works, subject to certain limitations. The settlement included the issuance of 1,700,000 shares.

During the years ended December 31, 2023 and 2024, the Company issued 436,260 shares and 255,102 shares, respectively, as consideration for services rendered by advisors to the Company.

Sponsor Escrow Agreement

At the time of the Closing, TCAC Sponsor, LLC, a Delaware limited liability company (“Sponsor”), Tuatara and certain independent members of Tuatara’s board of directors entered into an escrow agreement (“Sponsor Escrow Agreement”), providing that (i) immediately following the Closing, Sponsor and certain of Tuatara’s board of directors’ independent directors deposited an aggregate of 1,000,000 shares of our Common Stock (such deposited shares, the “Sponsor Earnout Shares”) into escrow, (ii) the Sponsor Earnout Shares shall be released to the Sponsor if the closing price of our Common Stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) on any twenty (20) trading days in a thirty (30) trading-day period ending at any time after the Closing Date and before the fifth anniversary of the Closing Date, and (iii) the Sponsor Earnout Shares will be terminated and canceled by us if such condition is not met by the fifth anniversary of the Closing Date.

Contingent and Earnout Shares

The holders of Legacy SpringBig’s common stock and the “engaged option holders” (employees or engaged consultants of Legacy SpringBig who held Legacy SpringBig options at the effective time of the business combination and who remains employed or engaged by Legacy SpringBig at the time of such payment of contingent shares) are entitled to receive their pro rata portion of such number of shares, fully paid and free and clear of all liens other than applicable federal and state securities law restrictions, as set forth below upon satisfaction of any of the following conditions:

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

NOTE 19 – NET LOSS PER SHARE

As of December 31, 2024, and 2023, there were 46,348,351 and 45,339,762 shares of common stock issued and outstanding, respectively.

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

The following table reconciles actual basic and diluted earnings per share for the years ended December 31, 2024, and 2023, respectively (in thousands, except share and per share data).

	Years Ended December 31,
	2024	2023
Loss per share:
Numerator:
Net loss	$(1,876)	$(10,233)
Denominator:
Weighted-average common shares outstanding
Basic and diluted	45,945,530	36,147,187
Net loss per common share
Basic and diluted	$(0.04)	$(0.28)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share for the years ended December 31, 2024, and 2023 were as follows:

	Years Ended December 31,
	2024	2023
Shares unvested and subject to exercise of stock options	-	27,792
Shares subject to outstanding common stock options	2,257,073	2,244,102
Shares subject to convertible notes stock conversion	46,069,467	5,111,929
Shares subject to warrants stock conversion	16,000,000	16,586,980
Shares subject to contingent earn out	10,500,000	10,500,000
Restricted stock units	2,665,852	2,211,509

NOTE 20 – BENEFIT PLAN

The Company maintains a safe harbor 401(k) retirement plan for the benefit of its employees. The plan allows participants to make contributions subject to certain limitations. Company matching contributions were $363,000 and $529,000 for the years ended December 31, 2024 and 2023, respectively.

NOTE 21 – INCOME TAXES

U.S. and foreign components of loss from operations before income taxes were as follows (in thousands):

	Years Ended December 31,
	2024	2023
U.S.	$(1,927)	$(9,713)
Foreign	54	(516)
	$(1,873)	$(10,229)

The provision (benefit) for income taxes consists of the following, (in thousands):

	Years Ended December 31,
	2024	2023
Federal	$-	$-
State	3	4
International	-	-
Deferred	-	-
Federal	-	-
State	-	-
International		-
	$3	$4

The Company’s actual provision for income taxes from operations differ from the federal expected income tax provision as follows (in thousands):

	December 31, 2024		December 31, 2023
	Amount	Rate	Amount	Rate
U.S. federal income tax provision at statutory rate	$(393)	21%	$(2,126)	21%
Increase (decrease) in taxes resulting from:
State income tax expense	3	0%	4	5%
Foreign income and losses taxed at different rates	2	0%	(28)	1%
Change in valuation allowance	192	(10)%	2,090	(32)%
Permanent items and true-ups	99	(5)%	37	5%
Effect of income tax rate changes on deferred items	100	(6)%	27	-%
Provision for income taxes	$3	-%	$4	-%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, Management evaluates whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on Management’s evaluation, the net deferred tax asset was offset by a full valuation allowance as of December 31, 2024, and 2023, respectively. The deferred tax asset valuation allowance will be reversed if and when the Company generates sufficient taxable income in the future to utilize the tax benefits of the related deferred tax assets.

The tax effects of temporary difference that give rise to a significant portion of deferred tax assets and tax liabilities for the years ended December 31, 2024, and 2023 are as follows (in thousands):

	Years Ended December 31,
	2024	2023
Deferred tax assets:
Accrued expenses and other liabilities	$128	$771
Net operating loss - US Federal	5,632	4,848
Net operating loss - US State	1,060	1,020
Net operating loss – Foreign	670	711
Intangibles	79	-
Operating lease liability	730	82
Research and development	2,070	1,974
Stock based compensation	247	525
Total gross deferred tax assets	$10,616	$9,931
Less: valuation allowance	(9,788)	(9,596)
Total deferred tax assets	828	335
Deferred tax liabilities:
Prepaid expenses and other assets	$(38)	$(231)
Deferred commissions	(47)
Operating lease right of use asset	(690)	(79)
Property and equipment, net	(53)	(25)
Total deferred tax liabilities	(828)	(335)

Net deferred income tax asset (liability)	$-	$-

The Company has incurred significant losses in recent periods. As a result, we maintained valuation allowances against our domestic and foreign deferred tax assets as of December 31, 2024 and 2023, to reduce their carrying values to amounts that are realizable either through future reversals of existing taxable temporary differences or through taxable income in carryback years for the applicable jurisdictions.

At December 31, 2024, the Company has federal net operating loss available to carryforward of approximately $26.8 million which will be carried forward indefinitely. Pursuant to IRC §382 of the Internal Revenue Code, the utilization of net operating loss carryforwards may be limited as a result of a cumulative change in stock ownership of more than 50% over a three-year period. The Company has not determined whether such a change has occurred and accordingly, the utilization of the net operating loss carryforwards may be subject to certain limitations.

The Company has state and foreign net operating losses available to carryforward of approximately $25.9 million and $2.5 million, respectively, which begin expiring in 2030 and 2037, respectively, as of December 31, 2024.

The Company has evaluated its tax positions for any uncertainties based on the technical merits of the positions taken. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be upheld on examination by taxing authorities. The Company has analyzed the tax positions taken and has concluded that as of December 31, 2024 and 2023, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability or disclosure in the financial statements.

The Company accrues interest and penalties arising on the underpayment of taxes if the full benefit of a tax position is not recognized in the financial statements. In accordance with ASC 740, Accounting for Income Taxes, interest and penalties are recorded as income tax expense. There have been no penalties or interest paid or incurred during the twelve months ended December 31, 2024 and 2023, respectively.

Management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, including federal and certain state taxing authorities. The Company has no examinations in progress and is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax liabilities will significantly change in the next twelve months. The Company’s 2021 through 2023 tax years are open for examination for federal and state taxing authorities.

NOTE 22 – SEGMENT REPORTING

The Company has determined that it has a single operating segment.

The Company’s CEO is the CODM. The CODM reviews financial information presented for the purposes of allocating resources and evaluating financial performance at an entity level and we have no segment managers who are held accountable by the CODM for operations and operating results. The products and services across the Company are similar in nature, distributed in a comparable manner and have customers with common characteristics. Refer to Note 2 – Summary of Significant Accounting Policies.

The following table presents selected financial information with respect to the Company’s single operating segment:

	Year Ended December 31,
	2024	2023
Net Revenue	$24,649	$28,050
Cost of revenue	6,655	6,486
Gross profit	17,994	21,564
Less: Employee expense	11,651	16,523
Contractor expense	929	1,390
Occupancy expenses	998	790
Professional services expense	703	1,607
Technology platform hosting expense	691	805
Credit loss expense	779	1,563
Other expenses (1)	2,843	7,226
Loss from operations	$(600)	$(8,340)
Interest income	6	24
Interest expense	(2,208)	(2,247)
Gain on note repurchase	1,573	-
Loss on debt extinguishment	(636)	-
Change in fair value of warrants	(8)	334
Income taxes	(3)	(4)
Net loss	$(1,876)	$(10,233)

(1)	Other expenses include all other recurring operating expenses, including insurance, subscriptions for software used in the operations, stock-based compensation, depreciation and amortization, and legal settlements.

The measure of segment assets is reported on the balance sheet as consolidated assets.

NOTE 23 – SUBSEQUENT EVENTS

On January 17, 2025, Jeffrey Harris, the Company’s CEO, entered into an agreement to sell $160,000 2024 Secured Convertible Notes and $40,000 2024 Secured Term Notes to Mark Silver, a director of the Company, for total consideration of $200,000. The Notes were transferred inclusive of accrued interest and remain an outstanding obligation of the Company on the same terms.

On January 22, 2025, the Company reported that Jeffrey Harris and Paul Sykes, the Company’s CFO, announced their intention to separate from their positions as the Company’s CEO and CFO, respectively, and as employees of the Company.

On the date of separation with Mr. Harris, which will be March 31, 2025, the Company is required to grant to Mr. Harris 250,000 restricted stock units pursuant to its 2022 Long-Term Incentive Plan subject to vesting on the earlier of the occurrence of a change of control and March 31, 2026. Furthermore, the Company is required to pay Mr. Harris 3% and 2% of all revenue from gaming customers for years ending December 31, 2025, and 2026 respectively. In addition, the Company and Mr. Harris entered into a consulting agreement, whereby Mr. Harris will provide services to the Company for a twelve-month period commencing on April 1, 2025, including being available to the Board and management to help with questions that may arise and to assist the Company with strategic planning. As consideration for his services, Mr. Harris will receive a consulting fee of $450,000 payable in eighteen equal monthly instalments.

On the date of separation with Mr. Sykes, which will be June 14, 2025, Mr. Sykes will be entitled to a bonus of $227,500, payable in fifteen equal semimonthly installments, and the Company is required to accelerate the vesting of 86,667 restricted stock units previously granted to Mr. Sykes pursuant to its 2022 Long-Term Incentive Plan.

On March 17, 2025, the Company announced the intent to acquire VICE CRM, an AI-enabled performance marketing platform designed to optimize return on investment for consumer marketing campaigns in highly regulated industries, and the appointment of Jaret Christopher, the founder of VICE CRM, as the Company’s CEO with effect from April 1, 2025. Jeffrey Harris will stepdown as the Company CEO on March 31, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported in accordance with the rules of the Securities and Exchange Commission (“SEC”). Disclosure controls are also designed with the objective of ensuring that such information is accumulated appropriately and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosures.

Our management, with the participation of the Company’s Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective as of such date in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure..

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, and effected by the Company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and including those policies and procedures that:

I.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

II.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

III.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).

As a result of that evaluation, management concluded that at December 31, 2024, the Company’s internal controls are not effective due to two material weaknesses. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is more than a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We concluded that we did not have accounting personnel with adequate expertise in GAAP to ensure that material and/or non-routine transactions are properly reflected in our consolidated financial statements. We also noted that we did not perform adequate independent reviews and maintain effective controls related to the preparation of consolidated financial statements, related notes thereto, account analyses, account summaries and account reconciliations.

We also identified an information technology deficiency in the design and implementation of user access controls over financial IT applications that support the Company’s financial reporting processes and provide the assurance that the data produced by these systems is complete and accurate. The access issues relate to appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant applications and underlying records to the appropriate personnel. Management has considered this IT deficiency to be a material weakness in internal controls over financial reporting as of December 31, 2024.

Remediation efforts have begun; the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company expects that the remediation of this material weakness will be completed during 2025.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

Item 9B. Other Information

During the year ended December 31, 2024, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K)..

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

Item 14. Principal Accountant Fees and Services.

The information required under this Item will be contained in the definitive Proxy Statement, incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File #
2.1	Amended and Restated Merger Agreement with Amendment No. 1.	Proxy Statement / Prospectus	Annex A	May 17, 2022	333-262628
3.1	Certificate of Incorporation of SpringBig Holdings, Inc.	10-K	3.1	March 28, 2023	001-40049
3.2	By-Laws of SpringBig Holdings, Inc.	10-K	3.2	March 28, 2023	001-40049
4.1	Senior Secured Original Issue Discount Convertible Promissory Note dated June 14, 2022 between SpringBig Holdings, Inc. and the holder party thereto.	8-K	4.1	June 21, 2022	001-40049
4.2	Common Stock Purchase Warrant SpringBig Holdings Inc.	8-K	4.2	June 21, 2022	001-40049
4.3	Amendment to Secured Original Issue Discount Convertible Promissory Note dated December 1, 2022 between SpringBig Holdings, Inc. and the holder party thereto.	8-K/A	10.1	December 01, 2022	001-40049
4.4	Description of Securities of SpringBig Holdings Inc.	10-K	4.4	March 28, 2023	001-40049
4.5	Warrant Agreement, dated as of February 11, 2021, by and between Tuatara Capital Acquisition Corporation and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	4.1	February 17, 2021	001-40049
4.6	Senior Secured Convertible Promissory Note of SpringBig Holdings, Inc., dated as of January 23, 2024.	8-K	4.1	January 24, 2024	001-40049
4.7	Senior Secured Term Promissory Note of SpringBig Holdings, Inc., dated as of January 23, 2024.	8-K	4.2	January 24, 2024	001-40049
4.8	First Amendment to SpringBig Holdings, Inc. Senior Secured Term Promissory Note	10-Q	4.1	November 13, 2024	001-40049
4.9	First Amendment to SpringBig Holdings, Inc. Senior Secured Convertible Promissory Note	10-Q	4.2	November 13, 2024	001-40049
10.1	Form of Sponsor Escrow Agreement.	8-K	10.1	June 21, 2022	001-40049
10.2	Amended and Restated Registration Rights Agreement, dated June 14, 2022, by and among New SpringBig, the Sponsor and other holders party thereto.	8-K	10.2	June 21, 2022	001-40049
10.3	Form of Subscription Agreement.	8-K	10.2	November 09, 2021	001-40049
10.4	Securities Purchase Agreement, dated April 29, 2022, among Tuatara Capital Acquisition Corporation, and L1 Capital Global Opportunities Master Fund.	8-K	10.1	May 02, 2022	001-40049
10.5	Registration Rights Agreement, dated June 14, 2022, among SpringBig Holdings, Inc. and the investors party thereto.	8-K	10.5	June 21, 2022	001-40049
10.6#	SpringBig Holdings, Inc. 2022 Long-Term Incentive Plan.	8-K	10.6	June 21, 2022	001-40049
10.7#	Executive Employment Agreement, dated November 8, 2021 by and between SpringBig and Jeffrey Harris.	8-K	10.7	June 21, 2022	001-40049
10.8#	Executive Employment Agreement, dated November 8, 2021 by and between SpringBig and Paul Sykes.	8-K	10.8	June 21, 2022	001-40049
10.9†	Purchase Agreement, dated April 29, 2022, between Tuatara Capital Acquisition Corporation and CF Principal Investments LLC.	8-K	10.2	May 02, 2022	001-40049
10.10	Registration Rights Agreement, dated April 29, 2022, between Tuatara Capital Acquisition Corporation and CF Principal Investments LLC.	8-K	10.3	May 02, 2022	001-40049
10.11†	Amendment No. 1 to Purchase Agreement, dated July 20, 2022, by and between SpringBig Holdings, Inc. and CF Principal Investments LLC.	S-1	10.11	July 22, 2022	333-266293
10.12	Amendment to Purchase Agreement, dated December 1, 2022, by and between SpringBig Holdings, Inc. and L1 Capital Global Opportunities Master Fund.	8-K/A	10.1	December 01, 2022	001-40049
10.13	Amendment No. 2 to Purchase Agreement, dated December 28, 2022, by and between SpringBig Holdings, Inc. and L1 Capital Global Opportunities Master Fund.	8-K	10.1	December 29, 2022	001-40049
10.14	Settlement Agreement, dated September 7, 2023, by and between Yuzz Buzz, LLC, Jason Wright, and Michael Gross, on the one hand, and SpringBig, Inc., Medici Holdings V, Inc. (f/k/a SpringBig, Inc.), SpringBig Holdings, Inc. and Jeffrey Harris, on the other hand.	8-K	10.1	September 13, 2023	001-40049

10.15	Standard Merchant Cash Advance Agreement, dated as of July 25, 2023, by and between SpringBig Holdings, Inc. and Cedar Advance LLC.	10-Q	10.2	November 13, 2023	001-40049
10.16	Agreement for the Purchase and Sale of Future Receipts, dated as of October 13, 2023, by and between SpringBig, Inc. and Agile Capital Funding LLC.	10-Q	10.3	November 13, 2023	001-40049
10.17	Debt Settlement Agreement, dated as of January 16, 2024, by and among SpringBig Holdings, Inc., SpringBig, Inc. and L1 Capital Global Opportunities Master Fund.	8-K	10.1	January 24, 2024	001-40049
10.18	Note Purchase Agreement, dated January 23, 2024, by and among SpringBig Holdings, Inc. and the purchasers party thereto.	8-K	10.2	January 24, 2024	001-40049
10.19	Registration Rights Agreement, dated January 23, 2024, by and among SpringBig Holdings, Inc. and the investors party thereto.	8-K	10.3	January 24, 2024	001-40049
10.20	Director Nomination Agreement, dated January 23, 2024, by and among SpringBig Holdings, Inc., Shalcor Management, Inc. and Lightbank II, L.P.	8-K	10.1	January 29, 2024	001-40049
10.21	Separation and Release of Claims Agreement, dated as of January 15, 2025, by and between SpringBig, Inc., SpringBig Holdings, Inc. and Jeffrey Harris	8-K	10.1	January 22, 2025	001-40049
10.22	Separation and Release of Claims Agreement, dated as of January 15, 2025, by and between SpringBig, Inc., SpringBig Holdings, Inc. and Paul Sykes	8-K	10.2	January 22, 2025	001-40049
16.1	Letter frorm Marcum LLP, dated April 10, 2024, to the Securities and Exchange Commission	8-K	16.1	April 11, 2024	001-40049
19.1*	Insider Trading Policy
21.1*	Subsidiaries of SpringBig Holdings, Inc.
23.1*	Consent of WithumSmith+Brown, PC Independent Registered Public Accounting Firm of SpringBig Holdings, Inc.
23.2*	Consent of Marcum LLP, Independent Registered Public Accounting Firm of SpringBig Holdings, Inc.
24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	SpringBig Holdings, Inc. 2022 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 28, 2023).	DEF 14A	Appendix B	April 28, 2023	001-40049
99.2	Form of Restricted Stock Unit Agreement.	S-8	99.2	August 22, 2022	333-267011
99.3*	Form of Restricted Stock Agreement
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management or compensatory plan.
†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SpringBig Holdings, Inc.

By:	/s/ Jeffrey Harris
Name:	Jeffrey Harris
Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	March 27, 2025

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

Name	Title	Date

/s/ Jeffrey Harris	Chief Executive Officer and Director	March 27, 2025
Jeffrey Harris	(principal executive officer)

/s/ Paul Sykes	Chief Financial Officer	March 27, 2025
Paul Sykes	(principal financial officer and
principal accounting officer)

/s/ Marc Shiffman	Director	March 27, 2025
Marc Shiffman

/s/ Matthew Sacks	Director	March 27, 2025
Matthew Sacks

/s/ Sergey Sherman	Director	March 27, 2025
Sergey Sherman

/s/ Mark Silver	Director	March 27, 2025
Mark Silver