Form 10-K/A
period 2024-12-31
SpringBig Holdings, Inc.
filed 2025-04-30
CIK 1801602

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

SpringBig Holdings, Inc. (the “Company,” “we,” “us,” “our,” or “SpringBig”) previously filed its Annual Report on Form 10-K for the year ended December 31, 2024 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on March 28, 2025. In accordance with General Instruction G(3) of Form 10-K, this Amendment No. 1 to the Original Form 10-K (this “Amendment”) is being filed solely for the purpose of filing the information required to be filed in Part III of Form 10-K, including the deletion of the reference on the cover of the Original Filing to the incorporation by reference of certain information from our proxy statement into Part III of the Original Filing.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our business and affairs are managed under the direction of our Board of Directors. Our Board of Directors consists of six members, with Jeffrey Harris serving as Chairman. Our Bylaws provide for a classified Board of Directors divided into three classes, with the classes to be as nearly equal in number as possible, serving staggered terms as follows:

●	Class I, which consists of Matt Sacks and Mark Silver, whose terms will expire at SpringBig’s fourth annual meeting following the effectiveness of its Certificate of Incorporation;

●	Class II, which consists of Marc Shiffman and Jaret Christopher, whose terms will expire at SpringBig’s fifth annual meeting following the effectiveness of its Certificate of Incorporation; and

●	Class III, which consists of Jeffrey Harris, and Sergey Sherman, whose terms will expire at SpringBig’s third annual meeting following the effectiveness of its Certificate of Incorporation.

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

Pursuant to the Nomination Agreement, the Investors have the right to appoint or nominate for election to the Board, as applicable, an aggregate of three individuals, to serve as directors of the Company, with two individuals designated as Class I directors of the Board and one individual designated as a Class II director of the Board. The Nomination Agreement provides that on the Notes Closing Date one of the Class I director nominees would be Matt Sacks, who is a Co-Managing Partner of Lightbank, and the Class II director nominee would be Shawn Dym, who is the Managing Director of Shalcor, and that the Investors will have the right to jointly designate one additional Class I director nominee to the Board on a date after the Closing Date. Effective at 12 noon Eastern time on the Notes Closing Date, Phil Schwarz and Jon Trauben resigned as members of the Board, including as members of the Audit Committee, and the Board decreased the size of the Board to five members. The resignations of such directors were not due to any disagreements with the Company or the Board on any matter relating to the Company’s operations, policies, or practices. The Board appointed Mr. Dym and Mr. Sacks to fill such vacancies. Except for the Nomination Agreement, Mr. Dym and Mr. Sacks were not selected pursuant to any arrangement or understanding between him and any other person.

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

Effective April 1, 2025 appointed Jaret Christopher as Chief Executive Officer pursuant to the terms of an Offer Letter (the “Offer Letter”), which also stated that the Board of Directors of the Company (the “Board”) intended to appoint him as a member of the Board without additional compensation and increasing the size of the Board as necessary. On April 23, 2025, the Board increased its size from five to six members and appointed Mr. Christopher as a Class II director. Except for the Offer Letter, Mr. Christopher was not selected pursuant to any arrangement or understanding between him and any other person.

As of April 29, 2025, the Board comprised of Jaret Christopher, Jeffrey Harris, Matt Sacks, Sergey Sherman, Marc Shiffman and Mark Silver.

New Chief Executive Officer

Effective April 1, 2025, the Board appointed Jaret Christopher as Chief Executive Officer pursuant to the terms of the Offer Letter. Mr. Christopher, age 53, brings extensive leadership experience in Software as a Service (SaaS)-based businesses and knowledge of the cannabis market. Most recently, Mr. Christopher was General Manager and Vice President, CRM Software at WM Technologies, Inc., a position he held from 2021 until 2024 following the sale of Sprout, a customer relationship management (CRM) and marketing software company he founded, to WM Technologies, Inc. in 2021. Prior to starting Sprout in 2017, Mr. Christopher was founder and Chief Executive Officer of multiple SaaS-based technology start-up businesses that he led to successful exits.

As set forth in the Offer Letter, the Company intends to acquire (the “Acquisition”) VICE CRM LLC, a Massachusetts limited liability company, which is an artificial intelligence (AI)-enabled performance marketing platform designed to optimize return on investment for consumer marketing campaigns in highly regulated industries, as well as the assets consisting of the source code and related intellectual property that is being licensed to it. The Company intends to complete the Acquisition in exchange for 2,383,126 shares of the Company’s common stock, par value $0.0001 per share (the “Common Shares”), issued in a private placement transaction, half of which would be issued at closing and the remaining half of which would be issued after 12 months of Mr. Christopher’s continuous service to the Company. The Acquisition remains subject to the completion of diligence and execution of a mutually agreeable and customary purchase agreement (the “Purchase Agreement”).

The Company has agreed to pay Mr. Christopher a base salary of $450,000 per year and make him eligible for an annual discretionary performance bonus based on achieving specific to be determined metrics or goals, with a target of 50% of then-applicable base salary

The Company has also agreed to grant Mr. Christopher 4,766,251 restricted stock awards (“RSAs”) under the Company’s 2022 Amended and Restated Long-Term Incentive Plan (the “Plan”). The RSAs will vest over a four-year period, with 25% vesting after 12 months of continuous service and the remaining 75% vesting in equal quarterly installments over the following three years.

Additionally, the Company has agreed to grant Mr. Christopher 8,125,000 restricted stock units (“RSUs”) under the Plan representing the right to receive Common Shares upon milestone-based vesting as follows:

●	Milestone 1: 1,932,500 RSUs will vest if the Common Share price achieves and sustains an average closing price above $1.00 for 180 consecutive trading days.

●	Milestone 2: An additional 1,996,500 RSUs will vest if the Common Share price achieves and sustains an average closing price above $2.00 for 180 consecutive trading days.

●	Milestone 3: An additional 2,062,000 RSUs will vest if the Common Share price achieves and sustains an average closing price above $3.00 for 180 consecutive trading days.

●	Milestone 4: An additional 2,134,000 RSUs will vest if the Common Share price achieves and sustains an average closing price above $4.00 for 180 consecutive trading days.

The Company intends to enter into customary grant agreements with Mr. Christopher to evidence the grants of the RSAs and RSUs and which will contain customary terms and conditions, including repurchase rights and obligations upon a separation event (the “Award Agreements”).

Mr. Christopher is generally eligible to participate in the Company’s regular medical, dental, vision, disability, and life insurance benefits. He is also subject to confidentiality and assignment of intellectual property provisions and certain restrictive covenants, including two years post-employment non-competition and non-solicitation of employees and customer provisions (together, the “Confidentiality Provisions”).

The Company intends to enter into a mutually agreeable employment agreement, an agreement amending and restating the Confidentiality Provisions, the Award Agreements and the Purchase Agreement (together, the “Definitive Documents”). If mutually acceptable Definitive Agreements are not executed and delivered by the Company and Mr. Christopher by June 12, 2025, either party will have the right to terminate the Offer Letter, upon which the Offer Letter will be null and void and the Confidentiality Provisions will be null and void, except for provisions regarding nondisclosure of confidential information and return of Company materials.

There are no transactions between the Company and Mr. Christopher that would require disclosure under Item 404(a) of Regulation S-K. There are no family relationships between Mr. Christopher and any director, executive officer or person nominated or chosen by the Company to become a director or executive officer of the Company within the meaning of Item 401(d) of Regulation S-K. Further, there is no arrangement or understanding between Mr. Christopher and any other persons pursuant to which Mr. Christopher was selected as an officer and director.

Departure of Former Chief Executive Officer

On January 22, 2025, SpringBig Holdings, Inc. (and, together with its wholly owned subsidiary SpringBig, Inc., the “Company”) reported that Jeffrey Harris has announced his intention to separate from his position as the Company’s CEO and an employee of the Company. On January 15, 2025 (the “Execution Date”), the Board and Mr. Harris reached an understanding regarding his decision to separate from the Company. On the Execution Date, the Company and Mr. Harris entered into a Separation and Release of Claims Agreement (the “Harris Separation Agreement”) pursuant to which the last day of service for Mr. Harris as the CEO of the Company will be the latest of (a) March 31, 2025, (b) if requested by the Board, the date of the first annual meeting of the shareholders of the Company held after the Execution Date and (c) if requested by the Board, the date of the filing with the Securities and Exchange Commission of the SpringBig Holdings, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Harris Separation Date”). Mr. Harris stepped down as Chief Executive Officer on March 31, 2025.

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

Board of Directors (ages listed herein are as of February 10, 2025)

Jaret Christopher, age 53, has served as the Company’s Chief Executive Officer since April 1, 2025. He brings extensive leadership experience in Software as a Service (SaaS)-based businesses and knowledge of the cannabis market. Most recently, Mr. Christopher was General Manager and Vice President, CRM Software at WM Technologies, Inc., a position he held from 2021 until 2024 following the sale of Sprout, a customer relationship management (CRM) and marketing software company he founded, to WM Technologies, Inc. in 2021. Prior to starting Sprout in 2017, Mr. Christopher was founder and Chief Executive Officer of multiple SaaS-based technology start-up businesses that he led to successful exits.

Mr. Christopher is qualified to serve on the Board of Directors of SpringBig based on his service as the Company’s Chief Executive Officer, as well as his substantial business, leadership and management experience in the industry.

Jeffrey Harris, age 60, is the Former Chief Executive Officer and Chairman of the Board of Directors of SpringBig. Mr. Harris has been the CEO of Legacy SpringBig since founding the company and became CEO of SpringBig in connection with the closing of the merger. Prior to founding SpringBig, Mr. Harris also founded InteQ (formally SHC Direct LLC) in 1997, a leading customer relationship marketing company offering specialized expertise in the planning, implementation and ongoing execution of strategic loyalty programs. See above under the heading “-New Chief Executive Officer – Departure of Former Chief Executive Officer.”

Mr. Harris is qualified to serve on the Board of Directors of SpringBig based on his substantial business, leadership and management experience as SpringBig’s Former Chief Executive Officer as well as his significant experience in the industry.

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

Certain Former Members of the Board of Directors

Shawn Dym, age 44, served as a member of the Board of Directors of SpringBig from January 2024 until his resignation in September 2024. See “-Recent Board Developments.” Mr. Dym has served since December 2022 as Chairman of Decibel Cannabis Company, a leading Canadian cannabis company which is listed on the TSX Venture Exchange, and a member of its audit committee. Mr. Dym is an early investor and strategic thought leader in the North American cannabis industry and co-founded and serves as an advisor on the board of Green Acre Capital, Canada’s largest cannabis private investment fund. As an early investor in Aphria, he served on their board from October 2017 to November 2019. He oversees investments for Shalcor Management, Inc., working with Optus Capital Corporation, a family office.

We believe Mr. Dym’s experience in the cannabis industry and his service on various boards made him well qualified to serve on SpringBig’s Board of Directors when he had that role.

Family Relationships

There are no family relationships between the members of our Board of Directors and our executive officers.

Director Independence

The Board of Directors of SpringBig has determined that each of the directors on the Board of Directors of SpringBig other than Mr. Christopher and Mr. Harris will qualify as independent directors, as defined under the listing rules of The Nasdaq Stock Market LLC (the “Nasdaq listing rules”), and the Board of Directors of SpringBig consists of a majority of “independent directors,” as defined under the rules of the SEC and Nasdaq listing rules relating to director independence requirements, notwithstanding the fact that our Common Stock is no longer listed on Nasdaq.

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

Meetings of The Board and Its Committees

The Board met 7 times during the fiscal year ended December 31, 2024. The Audit Committee met 4 times during the fiscal year ended December 31, 2024. Each director attended 75% or more of the aggregate number of meetings of the Board and of the committees on which he or she served, held during December 31, 2024 for which he or she was a director or committee member.

Director Compensation

See “Executive and Director Compensation” under Item 11. Executive Compensation above for information regarding compensation paid to our directors.

Executive Officers (ages listed herein are as of February 10, 2025)

Jaret Christopher, age 53, is the Chief Executive Officer and also serves as a member of the Board of Directors of SpringBig. See above under the heading “-New Chief Executive Officer.”

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE AND DIRECTOR COMPENSATION

Unless the context otherwise requires, all references in this “Executive and Director Compensation” section to “we,” “us,” “our,” “SpringBig,” or the “Company” refer to SpringBig, Inc. prior to the consummation of the business combination.

This discussion may contain forward-looking statements that are based on SpringBig’s current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that it adopts following the completion of the business combination may differ materially from the currently planned programs summarized in this discussion. All equity amounts in this section are shown on a pre-business combination basis.

SpringBig’s named executive officers, including its principal executive officer and the next two most highly compensated executive officers, as of December 31, 2024, were:

●	Jeffrey Harris, SpringBig’s Chief Executive Officer;

●	Paul Sykes, SpringBig’s Chief Financial Officer; and

●	Navin Anand, SpringBig’s Former Chief Technology Officer.

Table

The following table provides information regarding the compensation earned by or paid to SpringBig’s named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Jeffrey Harris	2024	$450,000	$—	$—	$—	$—	$—	$450,000
Former Chief Executive Officer	2023	$450,000	$—	$254,800	$—	$—	$—	$704,800
Paul Sykes	2024	$362,833	$—	$—	$—	$—	$—	$630,350
Chief Financial Officer	2023	$350,000	$175,000	$105,350	$—	$—	$—	$362,833
Navin Anand	2024	$—	$—	$—	$—	$—	$—	$0
Former Chief Technology Officer(1)	2023	$242,475	$—	$—	$—	$—	$—	$242,475

(1)	Mr. Anand was appointed Chief Technology Officer of Legacy SpringBig effective April 12, 2021. Mr. Anand’s employment as Chief Technology Officer ceased effective December 8, 2023.

(2)	The amount reported in this column for Mr. Sykes consists of $175,000 paid in connection with the performance of the Company during 2022 pursuant to the Executive Employment Agreement, dated November 8, 2021 by and between SpringBig and Mr. Sykes.

(3)	Amounts represent the aggregate grant date fair value of restricted stock granted to our named executive officers computed in accordance with ASC Topic 718. The assumptions used in calculating the grant date fair value of the restricted stock units (“RSUs”) reported in this column are set forth in Note 15 — Stock Based Compensation to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024. These amounts do not reflect the actual economic value that may be realized by the named executive officer. The aggregate number of shares underlying the stock award in this column to Mr. Harris and to Mr. Sykes was 520,000 and 215,000, respectively.

Narrative Disclosure to Summary Compensation Table

For 2023, the compensation programs for SpringBig’s named executive officers consisted of base salary, cash bonuses and incentive compensation delivered in the form of RSU awards. For 2024, the compensation programs for SpringBig’s named executive officers consisted of base salary.

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

Prior to the business combination, all of the equity awards SpringBig has granted were made pursuant to the SpringBig, Inc. 2017 Equity Incentive Plan (as amended and restated) (the “SpringBig Plan”). The terms of the SpringBig Plan are described under the section titled “—Employee Benefit Plans” below. Following the business combination, all of the equity awards SpringBig has granted were made pursuant to the Plan. The terms of the Plan are described under the section titled “—Employee Benefit Plans” below.

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

The agreements described in this section are filed as exhibits to the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC March 28, 2025, and the following descriptions are qualified by reference thereto.

See above under the headings “—New Chief Executive Officer” and “—Departure of Chief Financial Officer.”

Outstanding Equity Awards at December 31, 2024

The following table presents estimated information regarding outstanding equity awards held by SpringBig’s named executive officers as of December 31, 2024.

			Option Awards
	Grant Date	Vesting Commencement Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Jeffrey Harris	3/17/2019	3/17/2019(1)	191,254		$0.52	3/17/2029
	12/2/2020	12/2/2020(1)	74,111		$1.26	12/2/2030
Paul Sykes	6/21/2021	4/7/2021(2)	111,167		$1.26	6/21/2031

(1)	Represents an option vesting fully as of the closing of the business combination on June 14, 2022.

(2)	Represents an option vesting with respect to (a) 35% of the shares subject to the option on December 31, 2021, (b) 15% of the shares subject to the option as of the closing of the business combination and (c) 50% of the shares subject to the option ratably over 24 months following the business combination.

			Stock Awards
	Grant Date(2)	Vesting Commencement Date(2)	Number of shares or units of stock that have not (#) vested	Market value of shares or units of stock that have not ($) vested(1)
Jeffrey Harris	6/23/2023	6/23/2023	546,667	22,413
Paul Sykes	7/7/2022	7/7/2022	15,000	615
	6/23/2023	6/23/2023	143,333	5,877

(1)	The amounts in this column are determined by multiplying (i) the number of RSUs shown in the previous column by (ii) $0.041 (the closing price of the Company’s common stock on December 31, 2024).

(2)	Restricted stock units vest one-third per year beginning on the first anniversary of the date of grant.

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

Plan Administration. The SpringBig Plan is administered by SpringBig’s Board of Directors or a committee of one or more members of the Board of Directors appointed by the board to administer the SpringBig Plan. Subject to the provisions of the SpringBig Plan, the administrator has the power to determine the terms of each award, such as the form of awards and vesting schedule of awards. The administrator is authorized to interpret the SpringBig Plan, prescribe the terms and conditions of the awards granted thereunder, and make all other determinations necessary or advisable for administering the SpringBig Plan.

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

See above under the headings “—Departure of Chief Executive Officer” and “—Departure of Chief Financial Officer.”

Director Compensation

The Company did not compensate any members of the Board of Directors for the fiscal year ended December 31, 2024 or thereafter. The following tables set forth information regarding the compensation earned by or paid to non-employee directors for service on our Board during the fiscal year ended December 31, 2023. Mr. Harris did not receive any additional compensation for his service as director.

Name	Fees Earned or Paid in Cash(1)	Restricted Stock Awards(2)(3)	Total
Steven Bernstein(4)	$22,000	$12,250	$34,250
Patricia Glassford(4)	23,000	12,250	35,250
Amanda Lannert(5)	21,875	12,250	34,125
Phil Schwarz(6)	21,000	12,250	33,250
Sergey Sherman(7)	20,250	12,250	32,500
Jon Trauben(6)(8)	19,620	12,250	31,875

(1)	Includes annual fees paid to all directors for their service on the Board.

(2)	Amounts reported represent the aggregate grant date fair value of RSUs granted to such non-executive director during 2022 under the 2022 Plan, computed in accordance with ASC Topic 718. The assumptions used in calculating the grant date fair value of the RSUs reported in this column are set forth in Note 16 — Stock Based Compensation to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2024. This amount does not reflect the actual economic value that may be realized by the director.

(3)	For each non-employee director who received restricted stock awards, the aggregate number of shares underlying such stock award was 25,000.

(4)	Resigned as a member of the Board on August 31, 2023.

(5)	Resigned as a member of the Board on August 30, 2023.

(6)	Resigned as a member of the Board on January 23, 2024.

(7)	All cash compensation received by Mr. Sherman has been paid to Tuatara Capital, L.P., where he serves as Managing Director - Investments. All restricted stock awarded to Mr. Sherman as compensation for his service on the Board is held for the benefit of Tuatara Capital, L.P., and Mr. Sherman has no voting or investment power over such stock.

(8)	All cash compensation received by Mr. Trauben has been paid to Altitude Investment Management, where he serves as Partner.

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

Equity Compensation Plan Information as of December 31, 2024
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands) (a)(2)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)(3)
Equity compensation plans approved by stockholders(1)	2,665,852	$-	1,480,155

(1)	Consists of 2,665,852 restricted stock units outstanding under the 2022 Incentive Plan.

(2)	The outstanding restricted stock units do not have exercise prices.

(3)	Consists of (i) the number of shares of our common stock initially reserved for issuance under the 2022 Incentive Plan of 1,525,175, which equaled the amount of shares of our common stock equal to 5% of the sum of (x) the number of shares of our common stock outstanding as of the closing of our business combination and (y) the number of shares of our common stock underlying stock options issued under the Legacy Incentive Plan that were outstanding as of the closing of our business combination, (ii) an additional 1,332,986 shares, equal to 5% of the number of shares of common stock outstanding at December 31, 2022, reserved for issuance following approval by shareholders at the annual shareholder meeting on June 13, 2022 less (A) 225,655 restricted stock units that have vested and for which common stock has been issued under the 2022 Incentive Plan and (B) the number of restricted stock units outstanding under the 2022 Incentive Plan. Shares subject to stock awards granted under the 2022 Incentive Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the 2022 Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Common Shares as of January 29, 2025 by:

●	each person known by the Company to be the beneficial owner of more than 5% of outstanding Common Shares;

●	each of the Company’s named executive officers and directors; and

●	all executive officers and directors of the Company as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. The ownership percentages set forth in the table below are based on 46,315,018 Common Shares issued and outstanding as of January 29, 2025 and unless otherwise noted below, do not take into account the issuance of any Common Shares issuable (i) upon exercise of warrants or (ii) underlying vested incentive equity awards, where the number of shares underlying such awards is not determinable until the actual payment date of such awards. For information on the ownership of incentive equity awards by our named executive officers, please refer to “Executive and Director Compensation-Outstanding Equity Awards at Fiscal Year End.” However, shares that a person has the right to acquire within 60 days of January 29, 2025 are deemed issued and outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed issued and outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, we believe the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned Common Shares.

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

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock(1)
5% Stockholders
Lightbank Asset Management, LLC(2)	16,000,000	25.7
Medici Holdings V, Inc.	4,743,120	10.2
Tuatara Capital Fund, II, L.P.(3)	4,470,000	9.7
AWM Investment Company, Inc.(4)	3,103,193	6.7
Executive Officer and Directors of the Company
Jeffrey Harris(5)	7,300,756	15.3
Paul Sykes(6)	684,850	1.5
Matt Sacks	-	-
Marc Shiffman	-	-
Mark Silver(7)	19,733,333	29.9
Sergey Sherman	-	-
All directors and named executive officers of SpringBig as a group post-business combination (6 individuals):	27,718,939	41.0

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)	The percentage of beneficial ownership of the Company is calculated based on 46,315,018 shares of common stock outstanding as of January 29, 2025, which includes the shares of common stock issued to the stockholders of SpringBig in connection with the business combination. Unless otherwise indicated, the business address noted for each of the foregoing entities or individuals is 621 NW 53rd Street, Ste. 500, Boca Raton, FL 33487.

(2)	Based on a Schedule 13D filed by Lightbank Asset Management, LLC on August 8, 2024. Consists of shares of Common Stock issuable upon conversion of the Convertible Notes. The Convertible Notes are held for the account of Lightbank II, L.P. (“Lightbank II”), an investment fund managed by Lightbank Asset Management LLC, a Delaware limited liability company (“LAM”), which are convertible into 16,000,000 shares of Common Stock within 60 days of August 1, 2024 (the “Event Date”). Eric Lefkofsky (“Mr. Lefkofsky” and, together with LAM, the “Reporting Persons”) is the Co-Managing Partner of LAM. As a result, each of LAM and Mr. Lefkofsky share the power to vote and the power to direct the disposition of all securities of the Company reported herein. Thus, each of LAM and Mr. Lefkofsky may be deemed to beneficially own 16,000,000 shares of Common Stock deemed issued and outstanding as of such date. The principal business address for each of the beneficial owners is 600 West Chicago Avenue, Chicago, Illinois 60654.

(3)	Based on a Schedule 13G filed by TCAC Sponsor, LLC on February 9, 2022. Includes 3,870,000 shares of common stock held by TCAC Sponsor, LLC (the “Sponsor”) and 600,000 shares of common stock held by Tuatara Capital Fund II, L.P. Tuatara Capital Fund II, L.P. (“Fund II”) is the sole member of TCAC Sponsor, LLC. Accordingly, shares of common stock held by TCAC Sponsor, LLC may be attributed to Fund II. Fund II is controlled by a board of managers comprised of three individuals - Albert Foreman, Mark Zittman and Marc Riiska. Any action by our sponsor with respect to our company or the founders’ shares, including voting and dispositive decisions, requires a majority vote of the managers of the board of managers of Fund II. Under the so-called “rule of three,” because voting and dispositive decisions are made by a majority of Fund II’s managers, none of the managers is deemed to be a beneficial owner of our sponsor’s securities, even those in which he holds a pecuniary interest. Accordingly, none of the managers is deemed to have or share beneficial ownership of the founders’ shares held by the Sponsor. The principal business address for each of the beneficial owners is 655 Third Avenue, 8th Floor, New York, New York 10017.

(4)	Based on a Schedule 13G filed by AWM Investment Company, Inc., a Delaware corporation (“AWM”) on November 14, 2024. AWM is the investment adviser to Special Situations Cayman Fund, L.P. (“CAYMAN”), Special Situations Fund III QP, L.P. (“SSFQP”) and Special Situations Private Equity Fund, L.P. (“SSPE”). (CAYMAN, SSFQP and SSPE will hereafter be referred to as the “Funds”). As the investment adviser to the Funds, AWM holds sole voting and investment power over 225,999 shares of Common Stock held by CAYMAN, 774,001 shares of Common Stock held by SSFQP and 2,103,193 shares of Common Stock held by SSPE. David M. Greenhouse (“Greenhouse”) and Adam C. Stettner (“Stettner”) are members of: SSCayman, L.L.C., a Delaware limited liability company (“SSCAY”), the general partner of CAYMAN; MGP Advisers Limited Partnership, a Delaware limited partnership (“MGP”), the general partner of SSFQP and MG Advisers, L.L.C., a New York limited liability company (“MG”), the general partner of SSPE. Greenhouse and Stettner are also controlling principals of AWM. The principal business address for AWM is c/o Special Situations Funds, 527 Madison Avenue, Suite 2600, New York, NY 10022.

(5)	Includes 1,066,666 shares of Common Stock issuable upon conversion of the Convertible Notes. Includes the shares of common stock held by Medici Holdings V, Inc., an estate planning vehicle through which Mr. Harris shares ownership with family members of Mr. Harris and for which Mr. Harris may be deemed to have investment discretion and voting power. Includes 265,365 options exercisable for shares of common stock within 60 days.

(6)	Includes 166,666 shares of Common Stock issuable upon conversion of the Convertible Notes. Includes 111,167 options exercisable for shares of common stock within 60 days.

(7)	Consists of shares of Common Stock issuable upon conversion of the Convertible Notes held of record by Shalcor Management, Inc. Mark Silver is the President of Shalcor Management, Inc. and as such could be deemed to share voting control and investment power over shares that may be deemed to be beneficially owned by Shalcor Management, Inc., but disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a summary of transactions since January 1, 2022, to which SpringBig has been a party in which the amount involved exceeded $120,000 and in which any of SpringBig’s executive officers, directors, managers, promoters, beneficial holders of more than 5% of SpringBig’s membership interests, or any associates or affiliates thereof had or will have a direct or indirect material interest, other than compensation arrangements which are described in the section captioned “Executive Compensation.”

Certain Employment Relationships

Certain immediate family members of Jeffrey Harris, SpringBig’s chief executive officer and a member of SpringBig’s Board of Directors, provide services to SpringBig as full-time employees for compensation. Natalie Harris is employed as Vice President, Marketing of SpringBig. Ms. Harris, who is the daughter-in-law of Mr. Harris, earned $308,800 in compensation in 2022, consisting of a salary of $230,000 and restricted stock awards of $78,800; $282,015 in compensation in 2023, consisting of a salary of $234,615 and restricted stock awards of $47,400; and $247,464 in compensation in 2024, consisting of a salary of $233,464 and restricted stock awards of $14,000. Sam Harris is employed as Vice President, Product Development of SpringBig. Mr. Sam Harris, who is the son of Mr. Jeffrey Harris, earned $343,800 in compensation in 2022, consisting of a salary of $265,000 and restricted stock awards of $78,800; $323,698 in compensation in 2023, consisting of a salary of $276,298 and restricted stock awards of $47,400; and $293,729 in compensation in 2024, consisting of a salary of $279,729 and restricted stock awards of $14,000. For a description of equity awards granted to SpringBig’s named executive officers, see “Executive and Director Compensation—Executive Compensation.” The employment of Mr. Sam Harris by SpringBig ceased on January 10, 2025.

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

SpringBig paid InteQ a total of approximately $0, $13,000 and $153,000 for the years ended December 31, 2024, 2023 and 2022, respectively. These amounts are included in technology and software development expenses of the Company. At December 31, 2024, 2023 and 2022, the Company had recorded $0, $2,000 and $3,000, respectively, in accounts payable related to InteQ.

Other Transactions

SpringBig has entered into employment and other agreements with certain of its executive officers. For a description of agreements with SpringBig’s named executive officers, see the section captioned “Executive and Director Compensation—Executive Employment Arrangements” and “—Outstanding Equity Awards at December 31, 2024.”

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

On the Notes Closing Date, the Company entered into a note purchase agreement (the “Purchase Agreement”) to sell up to (i) a total of $6.4 million of the Convertible Notes and (ii) a total of $1.6 million of the Term Notes in a private placement with the Purchasers, which included the following Company executive officers and directors that purchased on the same terms as all other Purchasers:

Name	Convertible Notes Purchased ($)	Term Notes Purchased ($)	Total ($)
Jeffrey Harris, Former Chief Executive Officer and Chairman	320,000	80,000	400,000
Paul Sykes, Chief Financial Officer	25,000	6,250	31,250
Jon Trauben, Director(1)	15,000	3,750	18,750

(1)	Mr. Trauben resigned from the Board effective at 12 noon ET on the Notes Closing Date.

For more information, see “—Recent Board Developments.”

SpringBig has entered into indemnification agreements with its directors and executive officers.

Post-Business Combination Arrangements

In connection with the business combination, certain agreements were executed. The agreements described in this section are filed as exhibits to the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC March 28, 2025, and the following descriptions are qualified by reference thereto. These agreements include:

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following tables present the aggregate fees billed by Withum Smith+Brown, PC for the fiscal year ended December 31, 2024, and Marcum LLP to us for the fiscal year ended December 31, 2023.

	December 31,
	2024(1)	2023
	(in thousands)
Audit Fees	$246	$682
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$246	$682

(1)	Audit is not yet complete. Fees will increase until completion of audit.

All fees incurred subsequent to the closing of the business combination in June 2022 were pre-approved by our Audit Committee.

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee is responsible for appointing, setting compensation, and overseeing the work of Withum as our independent registered public accounting firm. The Audit Committee has established a policy regarding pre-approval of all audit and non-audit services provided by the independent registered public accounting firm.

On an ongoing basis, management communicates specific projects and/or categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and scope of services and through discussions with Withum and management, advises management if the Audit Committee approves the engagement of Withum. The Audit Committee authorizes its chair to pre-approve all non-audit services on behalf of the Audit Committee during periods between regularly scheduled meetings, subject to ratification by the Audit Committee. On a periodic basis, management and/or Withum reports to the Audit Committee regarding the actual spending for such projects and services compared to the approved amounts. The services performed by Withum may include audit services, audit-related services, tax services, and, in limited circumstances, other services.

During the year ended December 31, 2023, the Audit Committee approved all of the services provided by Marcum LLP in accordance with the foregoing policies and procedures. During the year ended December 31, 2024, the Audit Committee approved all of the services provided by Withum in accordance with the foregoing policies and procedures.

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

Date: April 30, 2025	SpringBig Holdings, Inc.

	By:	/s/ Jaret Christopher
Jaret Christopher
Chief Executive Officer
(Principal Executive Officer)