Form 10-Q
period 2025-03-31
SpringBig Holdings, Inc.
filed 2025-05-14
CIK 1801602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

As of May 12, 2025, there were 46,859,495 shares of common stock, $0.0001 par value issued and outstanding.

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

Item 1. Financial Statements

SPRINGBIG HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,087	$1,179
Accounts receivable, net of allowance of $526 and $426, respectively	2,212	2,213
Contract assets	166	188
Prepaid expenses and other current assets	571	284
Total current assets	4,036	3,864
Right of use asset	2,662	2,757
Property and equipment, net	177	204
Total assets	$6,875	$6,825

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,130	$924
Accrued expenses and other current liabilities	2,797	2,630
Deferred payroll tax credits	1,751	1,751
Operating lease liability, current	379	365
Total current liabilities	6,057	5,670
Long-term debt, non-current	8,713	8,364
Operating lease liability, non-current	2,453	2,551
Warant liabilities	11	11
Total liabilities	17,234	16,596

Stockholders’ Deficit
Common stock par value $0.0001 per shares, 300,000,000 authorized at March 31, 2025; 46,470,682 issued and outstanding as of March 31, 2025; 300,000,000 authorized at December 31, 2024; 46,348,351 issued and outstanding as of December 31, 2024	4	4
Additional paid-in-capital	28,829	28,666
Accumulated deficit	(39,192)	(38,441)
Total stockholders’ deficit	(10,359)	(9,771)
Total liabilities and stockholders’ deficit	$6,875	$6,825

The accompanying notes are an integral part of these condensed consolidated financial statements

SPRINGBIG HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Net revenues	$5,516	$6,396
Cost of revenues	1,206	1,716
Gross profit	4,310	4,680
Expenses
Selling, servicing and marketing	1,059	1,527
Technology and software development	1,271	1,666
General and administrative	2,407	1,769
Total operating expenses	4,737	4,962

Loss from operations	(427)	(282)

Interest income	-	4
Interest expense	(324)	(875)
Gain on note repurchase	-	1,573
Change in fair value of warrants	-	(3)
	(324)	699

Income (loss) before income taxes	$(751)	$417
Income taxes expense	-	-
Net income (loss)	$(751)	$417

Net income (loss) per common share:
Basic	$(0.02)	$0.01
Diluted	$(0.02)	$0.01

Weighted-average common shares outstanding:
Basic	46,386,410	45,432,272
Diluted	46,386,410	77,315,056

The accompanying notes are an integral part of these condensed consolidated financial statements

SPRINGBIG HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

(UNAUDITED)

Three Months Ended March 31, 2025

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2024	46,348,351	$4	$28,666	$(38,441)	$(9,771)
Stock-based compensation	-	-	163	-	163
Restricted stock units vesting	122,331	-	-	-	-
Net loss	-	-	-	(751)	(751)
Balance at March 31, 2025	46,470,682	$4	$28,829	$(39,192)	$(10,359)

Three Months Ended March 31, 2024

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2023	45,339,762	$4	$27,887	$(36,565)	$(8,674)
Stock-based compensation	-	-	195	-	195
Issue of common stock ^	255,102	-	37	-	37
Restricted stock units vesting	-	-	-	-	-
Net income	-	-	-	417	417
Balance at March 31, 2024	45,594,864	$4	$28,119	$(36,148)	$(8,025)

^	Common shares issued in exchange for services rendered

The accompanying notes are an integral part of these condensed consolidated financial statements

SPRINGBIG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(751)	$417
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on note repurchase	-	(1,573)
Non-cash interest expense	233	193
Depreciation and amortization	33	54
Amortization of debt financing costs	18	116
Stock-based compensation expense	163	195
Credit loss expense	90	87
Amortization of operating lease right of use assets	95	90
Change in fair value of warrants	-	3
Changes in operating assets and liabilities:
Accounts receivable	(89)	(351)
Prepaid expenses and other current assets	(287)	305
Contract assets	22	18
Accounts payable and other liabilities	471	(1,471)
Operating lease liabilities	(84)	39
Net cash used in operating activities	(86)	(1,878)

Cash flows from investing activities
Purchases of property and equipment	(6)	(59)
Net cash used in investing activities	(6)	(59)

Cash flows from financing activities
Proceeds from issuance of convertible notes	-	6,400
Repayment of convertible notes	-	(2,895)
Proceeds from the issuance of term notes	-	1,600
Repayment of short-term cash advances	-	(730)
Repayment of related party payable	-	(540)
Cost of convertible and term note issuance	-	(561)
Net cash provided by financing activities	-	3,274

Net increase (decrease) in cash and cash equivalents	(92)	1,337
Cash and cash equivalents, at beginning of the period	1,179	331
Cash and cash equivalents, at end of the period	$1,087	$1,668
Supplemental cash flows disclosures
Interest paid	$170	$589
Common stock issued for services rendered relating to debt financing	$-	$37
Amount added to principal for non-cash interest on Convertible Notes	$331	$-
Accrued costs of debt issuance	$-	$319
Obtaining a right-of-use asset in exchange for a lease liability	$-	$2,781

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

The Company’s common stock was quoted for trading on the OTCQX® Best Market from September 6, 2023, to March 31, 2025, and is now quoted for trading on the OTCQB® Venture Market and its public warrants are quoted for trading on the OTC Pink Market under their current trading symbols “SBIG” and “SBIGW,” respectively. The Company remains a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

The unaudited condensed consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosure information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for future periods or for the year ending December 31, 2025.

The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2024, as reported in the 2024 Annual Report on Form 10-K.

Going Concern, Liquidity and Management’s Plans

Historically, the Company has incurred losses, which have resulted in an accumulated deficit of approximately $39.2 million as of March 31, 2025. Cash flows used in operating activities were $86,000 for the three months ended March 31, 2025. As of March 31, 2025, the Company had a working capital deficit of approximately $2.0 million, inclusive of $1.1 million in cash and cash equivalents to cover overhead expenses.

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

Foreign Currency

The Company translates the condensed consolidated financial statements of our foreign subsidiaries, which have a functional currency in the respective country’s local currency, to U.S. dollars using month-end exchange rates for assets and liabilities and actual exchange rates for revenue, costs and expenses on the date of the transaction.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Certain accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while the Company have used best estimates based on facts and circumstances available to it at the time, different acceptable assumptions would yield different results. Changes in the accounting estimates are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. The Company reviews these estimates and assumptions periodically and reflects on the effects of revisions in the period that are determined to be necessary. The Company believes that the assumptions and estimates associated with income taxes, equity-based compensation (including issuance of common stock for services rendered), warrants, imputed interest on operating lease liabilities, using the U.S. treasuries rate for a similar term prevailing at the lease commencement date as the benchmark rate and adding an appropriate risk margin, valuation of the 2024 Secured Term Notes and 2024 Secured Convertible Notes carrying value regarding debt modification or extinguishment, and allowance for credit losses have the greatest potential impact on our consolidated financial statements. Therefore, the Company consider the policies related to these financial areas to be critical accounting policies.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company deposits cash and cash equivalents with high credit-quality financial institutions. Such deposits may be in excess of federally insured limits. To date, the Company has not experienced any losses on our cash and cash equivalents. The Company performs periodic evaluations of the relative credit standing of the financial institutions.

The Company performs ongoing credit evaluations of its customers’ financial condition and require no collateral from customers. The Company maintains a credit loss reserve for expected credit losses based upon the expected collectability of accounts receivable balances.

The Company had two customers representing 17% of total revenues for the three months ended March 31, 2025, and one customer represented more than 14% of total revenues for the three months ended March 31, 2024.

At March 31, 2025, the Company had two customers representing 34% of accounts receivable and the same two customers represented 40% of accounts receivable at December 31, 2024.

The Company had one vendor representing 91% of cost of goods sold for the three months ended March 31, 2025, and the same vendor represented 60% of cost of goods sold for the three months ended March 31, 2024.

The Company had three vendors representing 53% of accounts payable as of March 31, 2025. At December 31, 2024, two vendors represented 59% of accounts payable.

Deferred Financing Costs

On January 23, 2024, the Company issued $6.4 million aggregate principal amount of 2024 Secured Convertible Notes and $1.6 million aggregate principal amount of 2024 Secured Term Notes. See Note 8. The expenses directly related to issuance of this debt, including investment bank advisory fees, legal fees and other advisory fees, have been deferred and will be expensed over the three-year term of the debt up to January 2027.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. There are no cash equivalents as of March 31, 2025, and December 31, 2024.

As of March 31, 2025, the Company exceeded the federally insured limits of $250,000 for interest and non-interest-bearing deposits. The Company had cash balances with a single financial institution in excess of the FDIC insured limits by amounts of $0.8 million as of March 31, 2025. We monitor the financial condition of such institution and have not experienced any losses associated with these accounts.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported consolidated balance sheet, statements of operations, changes in stockholders' deficit and cash flows.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
	(unaudited)
Accounts receivable	$2,029	$1,945
Unbilled receivables	709	694
Total receivables	2,738	2,639
Less allowance for credit losses	(526)	(426)
Accounts receivable, net	$2,212	$2,213

Credit loss expense was $90,000 and $87,000 for the three months ended March 31, 2025, and 2024, respectively. The amounts are included in general and administrative expenses in the condensed consolidated statements of operations.

The following table details the activity related to the Company’s allowance for credit losses for the three months ended March 31, 2025 (in thousands).

Allowance for credit losses
Outstanding balance, December 31, 2024	$426
Current-period provision (release) for expected credit losses	90
Write-offs charged against the allowance, net of recoveries and other	10
Outstanding Balance, March 31, 2025	$526

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
	(unaudited)
Prepaid insurance	$245	$30
Other prepaid expense	237	165
Deposits	89	89
	$571	$284

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	March 31, 2025	December 31, 2024
	(unaudited)
Computer equipment	$458	$452
Furniture and fixtures	178	178
Data warehouse	286	286
Software	196	196
Total cost	1,118	1,112
Less accumulated depreciation and amortization	(941)	(908)
Property and equipment, net	$177	$204

The useful life of computer equipment, furniture and fixtures, software and the data warehouse is three years. Intangible assets include data warehouse and software.

Depreciation and amortization expense for the three months ended March 31, 2025, and 2024, was $33,000 and $54,000, respectively. The amounts are included in general and administrative expenses in the condensed consolidated statements of operations.

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
	(unaudited)
Accrued wages, commission and bonus	$125	$254
Accrued professional fees	104	110
Accrued interest on 2024 Secured Convertible and Term Notes	260	460
Sales tax payable	515	504
Deferred financial advisory fees	1,000	1,000
Other liabilities	793	302
	$2,797	$2,630

NOTE 7 – RELATED PARTY TRANSACTIONS

Jeffrey Harris, the former CEO, and Paul Sykes, the former CFO, both participated in the debt financing transaction completed on January 23, 2024. Jeffrey Harris purchased $320,000 2024 Secured Convertible Notes, due 2027, and $80,000 2024 Secured Term Notes, due 2027. Paul Sykes purchased $25,000 2024 Secured Convertible Notes, due 2027, and $6,250 2024 Secured Term Notes, due 2027. As part of the first amendment to the separation agreement for Paul Sykes, the Company will facilitate a third party to purchase his outstanding ownership in the 2024 Secured Convertible Notes and the 2024 Secured Term Notes.

On January 17, 2025, Jeffrey Harris entered into an agreement to sell $160,000 2024 Secured Convertible Notes and $40,000 2024 Secured Term Notes to Mark Silver, a director of the Company, for total consideration of $200,000. The Notes were transferred inclusive of accrued interest and remain an outstanding obligation of the Company on the same terms.

There are two members of the board of directors at March 31, 2025, who are related parties to investors in the debt financing transaction completed on January 23, 2024. In aggregate these investors initially purchased $5.2 million 12% Secured Convertible Notes and $1.3 million 8% Secured Term Notes.

On March 31, 2025, Mr. Harris stepped down as the Company’s CEO. Pursuant to agreements entered into between Mr. Harris and the Company, the Company is required to grant to Mr. Harris 250,000 restricted stock units pursuant to its 2022 Long-Term Incentive Plan subject to vesting on the earlier of the occurrence of a change of control and March 31, 2026. Furthermore, the Company is required to pay Mr. Harris 3% and 2% of all revenue from gaming customers for years ending December 31, 2025, and 2026 respectively. In addition, the Company and Mr. Harris entered into a consulting agreement, whereby Mr. Harris will provide services to the Company for a twelve-month period commencing on April 1, 2025, including being available to the Board and management to help with questions that may arise and to assist the Company with strategic planning. As consideration for his services, Mr. Harris will receive a consulting fee of $450,000 payable in eighteen equal monthly instalments.

NOTE 8 – LONG-TERM DEBT

The table below presents the components of outstanding debt (in thousands):

	March 31, 2025	December 31, 2024
	(unaudited)
2024 Secured Term Notes - related parties	$1,386	$1,386
2024 Secured Term Notes	214	214
2024 Secured Convertible Notes - related parties	6,274	5,987
2024 Secured Convertible Notes	968	923
	8,842	8,510
Less deferred financing fees, net	(129)	(146)
	$8,713	$8,364

On January 23, 2024, the Company issued $1.6 million aggregate principal amount of 2024 Secured Term Notes and $6.4 million aggregate principal amount of 2024 Secured Convertible Notes to a group of investors.

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

The interest rates on the 2024 Secured Term Notes and 2024 Secured Convertible Notes increase to 17% and 13%, respectively, with effect from the date of amendment, with the interest rates then reducing by 0.75% for each three-month period that the Company reports an Adjusted EBITDA exceeding $900,000, starting with the three months ended March 31, 2025, subject to a maximum reduction to 14% and 10%, respectively. In addition, a sum of $64,000 is payable to the holders of the 2024 Secured Term Notes in January 2025, and the principal amount of the 2024 Secured Convertible Notes was increased by $266,000 with effect from the date of the amendment.

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

At the time of the amendments, consistent with FASB ASC Topic 470 Debt, (“ASC 470”), the Company performed an analysis of the change associated with the amendments to determine whether the change was a modification or an extinguishment of debt. Under a modification, no gain or loss is recorded, and a new effective interest rate is established based on the carrying value of the debt and revised cash flow. If the debt is extinguished, the old debt is derecognized and the new debt is recorded at fair value, which becomes the new carrying value. A gain or loss is recorded for the difference between the net carrying value of the original debt and the fair value of the new debt. Interest expense is recorded based on the effective interest rate of the new debt. A debt is considered extinguished if the present value of the new cash flows under the term of the new debt is at least 10% different from the present value of the remaining cash flows under the terms of the old debt.

In connection with the aforementioned amendments, the Company determined that the change to the 2024 Secured Term Notes was a modification consistent with ASC 470. The Company determined that the change to the 2024 Secured Convertible Notes was an extinguishment consistent with ASC 470, with the old debt of $6.3 million was derecognized and the new debt of $6.9 million was recognized at estimated fair value. As such, a loss on extinguishment of $0.6 million was recognized in the consolidated statement of operations for the year ended December 31, 2024

The Company recorded interest expense for the three months ended March 31, 2025 and 2024 of $324,000 and $233,000 respectively, in connection with the 2024 Secured Term Notes and 2024 Secured Convertible Notes.

NOTE 9 – 6% SENIOR SECURED CONVERTIBLE NOTES

In connection with the business combination, on June 14, 2022, the Company issued $11.0 million in aggregate principal amount of Senior Secured Original Issue Discount Convertible Note, due June 14, 2024 (the “Secured Convertible Notes”), issued at a discount of $1.0 million, with proceeds of $10.0 million received on the Closing Date.

On January 16, 2024, the Company and the noteholder executed an agreement for the Company to repurchase the outstanding note and associated warrants, and on January 23, 2024, the note and associated warrants were repurchased for $2.9 million. As such, the outstanding principal on the Secured Convertible Notes at December 31, 2024 and March 31, 2025, was $0. The Company recorded a $1.6 million gain on repurchase of the note for the three months ended March 31, 2024.

The Company recorded $0 and $14,000 of interest expense in connection with the Senior Secured Convertible Notes for the three months ended March 31, 2025 and 2024, respectively.

NOTE 10 – WARRANT LIABILITIES

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

At March 31, 2025 and December 31, 2024, the estimated fair value of the warrants was $11,200 and $11,200, respectively.

The Company recorded a change in fair value of $0 for the three months ended March 31, 2025, and a fair value loss of approximately $3,000 for the three months ended March 31, 2024.

The fair value is determined in accordance with ASC 820, Fair Value Measurement. See Note 16, Fair Value Measurements, to the accompanying condensed consolidated financial statements for further information.

NOTE 11 – REVENUE RECOGNITION

The following table represents our revenues disaggregated by type (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue
Retail revenue	$5,440	$6,337
Brand revenue	76	59
	$5,516	$6,396

Geographic Information

Revenue by geographical region consist of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Retail revenue
United States	$5,282	$6,195
Canada	158	142
Brand revenue
United States	76	59
Canada	-	-
	$5,516	$6,396

Revenues by geography are generally based on the country of the Company’s contracting entity. Total United States revenue was approximately 97% of total revenue for the three months ended March 31, 2025, and approximately 98% of total revenue for the three months ended March 31, 2024.

The Company has corrected the accounting for VIP subscriptions and wallet payments such that revenue on these products is now included on a net revenue basis. The impact of the revision was not considered material to the consolidated financial statements. Below is a summary of the impact of the revision for the three months ended March 31, 2024.

	QUARTER ENDING			YEAR TO DATE
	March 31,		March 31,	March 31,		March 31,
	2024		2024	2024		2024
	As reported	Adjustment	Revised	As reported	Adjustment	Revised
Revenues	$6,474	$(78)	$6,396	$6,474	$(78)	$6,396
Cost of revenues	(1,794)	78	(1,716)	(1,794)	78	(1,716)
Gross profit	$4,680	$-	$4,680	$4,680	$-	$4,680

NOTE 12 – CONTRACT ASSETS

Contract assets consisted of the following as of (in thousands):

	March 31, 2025	December 31, 2024
	(unaudited)
Deferred sales commissions	$166	$188

The movement in the contract assets during the three months ended March 31, 2025, and the year ended December 31, 2024, comprised the following (in thousands):

	March 31, 2025	December 31, 2024
	(unaudited)
Contract assets at start of the period	$188	$273
Expense deferred during the period	14	105
(Less) amounts expensed during the period	(36)	(190)
Contract assets at end of the period	$166	$188

NOTE 13 – STOCK BASED COMPENSATION

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

At the annual shareholder meeting on June 13, 2022, the Company shareholders approved an amendment to the 2022 Incentive Plan to add an automatic annual increase in the number of shares authorized for issuance of up to 5% of the number of the Company’s common stock issued and outstanding on December 31 of the immediately preceding calendar year, beginning with the fiscal year ended December 31, 2023; provided that the annual increase with respect to the fiscal year ended December 31, 2023, which is 1,332,986 shares of common stock, took effect on the first business day following the annual shareholder meeting.

The number of shares automatically added to the number of shares authorized for issuance on January 1, 2024, and 2025 was 2,266,988 and 2,317,417, respectively, being 5% of the number of the Company’s common stock issued and outstanding on December 31, 2023, and 2024, respectively. The total number of shares of common stock authorized for issuance under the 2022 Incentive Plan is 7,442,566 as of March 31, 2025.

Prior to the closing of the merger, Legacy SpringBig maintained an equity incentive plan (the “Legacy Incentive Plan”), which was originally established effective December 1, 2017. SpringBig has not granted any additional awards under the Legacy Incentive Plan following the business combination.

The following table summarizes information on stock options outstanding as of March 31, 2025, under the Legacy Incentive Plan:

	Options outstanding		Options Vested and Exercisable
	Number of Options	Weighted Average Exercise Price (per share)	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price (per share)
Outstanding Balance, January 1, 2025	2,257,073	$0.57	2,257,073	3.81	$0.57
Options granted	-	-
Options exercised	-	-
Options forfeited and cancelled	(302,420)	$0.71
Outstanding Balance, March 31, 2025	1,954,653	$0.55	1,954,653	3.57	$0.55

During the three months ended March 31, 2025, and 2024, $0 and $17,000 of compensation expense was recorded in connection with the Legacy Incentive Plan, respectively. These charges are recorded in general and administrative expense on the condensed consolidated statements of operations.

No options were exercised during the three months ended March 31, 2025. As of March 31, 2025, the intrinsic value of the 1,954,653 options outstanding and exercisable was $0. As of March 31, 2025, all options are vested and exercisable and the total compensation cost related to non-vested awards not yet recognized was $0.

The following table summarizes information on Restricted Stock Units outstanding as of March 31, 2025, under the 2022 Incentive Plan:

	Restricted Stock Units Outstanding
	Number of RSU’s	Weighted Average Fair Value (per share)	Weighted Average Vesting (years)
Outstanding Balance, January 1, 2024	2,211,509	$0.80	2.2
RSU’s granted	1,382,500	$0.14
RSU’s forfeited and cancelled	(174,670)	$0.68
RSU’s vested and common stock issued	(753,487)	$0.87
Outstanding Balance, December 31, 2024	2,665,852	$0.45	1.7
RSU’s granted	1,193,623	$0.08
RSU’s forfeited and cancelled	(740,335)	$0.47
RSU’s vested and common stock issued	(122,331)	$0.79
Outstanding Balance, March 31, 2025	2,996,809	$0.28	2.0

During the three months ended March 31, 2025, and 2024, compensation expense recorded in connection with the 2022 Incentive Plan was $163,000 and $178,000, respectively. The expense is reported within general and administrative expenses. The remaining expense of approximately $430,000 million will be recognized in future periods through September 2027.

NOTE 14 – LEASES

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

As of March 31, 2025, and December 31, 2023, the following amounts were presented on the Company’s condensed consolidated balance sheets in accordance with ASC 842 - Lease Accounting (in thousands):

Balance Sheet	March 31, 2025	December 31, 2024
	(unaudited)
Assets:
Right of use asset	$2,662	$2,757
Liabilities
Operating lease liability, current	379	365
Operating lease liability, non-current	2,453	2,551
Total operating lease liability	$2,832	$2,916

For the three months ended March 31, 2025, and 2024, the Company’s operating lease cost was $160,000 and $160,000, respectively. Other information pertaining to capitalized assets and liabilities under the leasing standard is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Other information
Operating lease cost	$160	$160
Operating cash flows paid to operating leases	$185	$31
Right-of-use assets in exchange for new operating lease liabilities	$-	$2,781
Weighted-average remaining lease term - operating leases (months)	80	90
Weighted-average discount rate - operating leases	9%	9%

As of March 31, 2025, the Company’s lease liabilities mature as follows (in thousands):

Operating Leases
Fiscal Year:
2025	$595
2026	583
2027	504
2028	510
2029	525
Thereafter	1,242
Total lease payments	3,959
Less imputed interest	(1,127)
Present value of lease liabilities	$2,832

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

Liabilities measured at fair value on a recurring basis

The balances of the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2025, are as follows (in thousands):

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

The Company utilizes a fair value approach to account for its warrants based on the quoted price at March 31, 2025, the calculation is consistent with ASC 820, Fair Value Measurement, with changes in fair value recorded in current earnings.

At March 31, 2025, the value of the public warrants was approximately $11,200 using a closing price of $0.0007.

Changes in Fair Value

The following tables provides a roll-forward in the changes in fair value in the public warrants for the three months ended March 31, 2025 (in thousands):

Balance, January 1, 2025	$11
Change in fair value	-
Balance, March 31, 2025	$11
Change in fair value included in earnings for the period relating to liabilities held at March 31, 2025	$-

Other Fair Value Considerations – Carrying value of accounts receivables, contract assets, prepaid expenses and other assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities and/or low credit risk.

NOTE 17 – STOCKHOLDERS’ DEFICIT

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

NOTE 18 – NET LOSS PER SHARE

As of March 31, 2025, and 2024, there were 46,470,682 and 45,594,864 shares of common stock issued and outstanding, respectively.

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

The following table reconciles actual basic and diluted earnings per share for the three months ended March 31, 2025, and 2024, respectively (in thousands, except share and per share data).

	Three Months Ended March 31,
	2025	2024
Loss per share:
Numerator:
Net (loss) income for basic net (loss) income calculation	$(751)	$417
Effect of dilutive securities:
Interest expense on Convertible Notes	-	85
Net (loss) income for diluted net (loss) income calculation	$(751)	$502

Denominator:
Denominator for basic net (loss) income per share, weighted average	46,386,410	45,432,272
Effect of dilutive securities:
Convertible notes stock conversion, weighted average as converted	-	31,882,784
Denominator for diluted net (loss) income per share, weighted average	46,386,410	77,315,056

Net loss per common share
Basic	$(0.02)	$0.01
Diluted	$(0.02)	$0.01

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share for the three months ended March 31, 2025, and the net income per common share for the three months ended March 31, 2024, were as follows:

	Three Months Ended March 31,
	2025	2024
Shares unvested and subject to exercise of stock options	-	13,896
Shares subject to outstanding common stock options	1,954,653	2,255,034
Shares subject to convertible notes stock conversion	48,276,080	-
Shares subject to warrants stock conversion	16,000,000	16,000,000
Shares subject to contingent earn out	10,500,000	10,500,000
Restricted stock units	2,996,809	2,161,509

NOTE 19 – BENEFIT PLAN

The Company maintains a safe harbor 401(k) retirement plan for the benefit of its employees. The plan allows participants to make contributions subject to certain limitations. Company matching contributions were $79,000 and $96,000 for the three months ended March 31, 2025 and 2024, respectively.

NOTE 20 – INCOME TAXES

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes, foreign taxes, and changes in the Company’s full valuation allowance against its deferred tax assets. The Company’s effective tax rate for the three months ended March 31, 2025 and March 31, 2024 is 0%.

NOTE 21 – SEGMENT REPORTING

The Company has determined that it has a single operating segment.

The Company’s CEO is the CODM. The CODM reviews financial information presented for the purposes of allocating resources and evaluating financial performance at an entity level and the Company have no segment managers who are held accountable by the CODM for operations and operating results. The products and services across the Company are similar in nature, distributed in a comparable manner and have customers with common characteristics. Refer to Note 2 – Summary of Significant Accounting Policies.

The following table presents selected financial information with respect to the Company’s single operating segment:

	Three Months Ended March 31,
	2025	2024
Net Revenue	$5,516	$6,396
Cost of revenue	1,206	1,716
Gross profit	$4,310	$4,680
Less: Employee expense	2,564	3,203
Contractor expense	262	186
Occupancy expense	250	228
Professional services expense	288	184
Technology platform hosting expense	189	174
Credit loss expense	90	87
Other expenses ^	1,094	900
Loss from operations	$(427)	$(282)
Interest income	-	4
Interest expense	(324)	(875)
Gain on note repurchase	-	1,573
Change in fair value of warrants	-	(3)
Net (loss) income	$(751)	$417

^	Other expenses include all other operating expenses, including insurance, subscriptions for software used in the operations, stock-based compensation, depreciation and amortization and severance payments.

The measure of segment assets is reported on the condensed balance sheet as total assets.

NOTE 22 – SUBSEQUENT EVENTS

On March 17, 2025, the Company announced the intent to acquire VICE CRM, an AI-enabled performance marketing platform designed to optimize return on investment for consumer marketing campaigns in highly regulated industries, and the appointment of Jaret Christopher, the founder of VICE CRM, as the Company’s CEO with effect from April 1, 2025. Jeffrey Harris stepped down as the Company CEO on March 31, 2025. The acquisition of VICE CRM is expected to be completed in June 2025.

On May 7, 2025 (the “Amendment Date”) the first amendment to the separation agreement with Mr. Sykes was executed, which revised the terms of the original agreement with Mr. Sykes. Per the amendment, the separation date for Mr. Sykes was accelerated to the Amendment Date, and Mr. Sykes will be entitled to a revised bonus of $120,000, payable in twelve equal semimonthly installments. The Company will no longer accelerate the unvested restricted stock units previously granted to Mr. Sykes pursuant to its 2022 Long-Term Incentive Plan. All other terms of the original agreement will remain in effect.

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

SpringBig serves approximately 900 clients across more than 2,250 distinct retail locations in North America. Our clients distribute approximately 600 million messages annually, via text, push or email, and in the last year more than $7.0 billion of gross merchandise value was accounted for by clients utilizing our platform.

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

As a consequence of the business combination, Legacy SpringBig became the successor to an SEC-registered and Nasdaq-listed company, which required us to implement procedures and processes to address public company regulatory requirements and customary practices. On September 5, 2023, SpringBig Holdings, Inc. was delisted from the Nasdaq Capital Market and its common stock is now quoted for trading on the OTCQB® Venture Market.

Recent Developments

None

Key Operating and Financial Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following is our analysis for the three months ended March 31, 2025, and 2024, in thousands:

	Three Months Ended March 31,
	2025	2024
Revenue	$5,516	$6,396
Net (loss) income	(751)	417
Adjusted EBITDA	326	150

Number of retail clients	900	1,207
Net revenue retention	86%	89%
Number of messages (million)	133	140

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

A reconciliation of net loss before taxes to non-GAAP EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024

Net (loss) income	$(751)	$417
Interest income	-	(4)
Interest expense	324	875
Income tax expense	-	-
Depreciation expense	33	54
EBITDA	(394)	1,342

Stock-based compensation	163	195
Credit loss expense	90	87
Gain on repurchase of convertible debt	-	(1,573)
Severance and related payments	467	96
Change in fair value of warrants	-	3

Adjusted EBITDA	$326	$150

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

Results of Operations

Comparison of Three Months Ended March 31, 2025, compared to Three Months Ended March 31, 2024

The following tables set forth our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024	Increase (decrease)%
		(in thousands)
Revenue	$5,516	$6,396	$(880)	-14%
Cost of revenue	1,206	1,716	(510)	-30%
Gross profit	4,310	4,680	(370)	-8%
Operating expenses:
Selling, servicing and marketing	1,059	1,527	(468)	-31%
Technology and software development	1,271	1,666	(395)	-24%
General and administrative	2,407	1,769	638	36%
Total operating expenses	4,737	4,962	(225)	-5%
Loss from operations	(427)	(282)	(145)
Interest income	-	4	(4)	nm
Interest expense	(324)	(875)	551	63%
Gain on note repurchase	-	1,573	(1,573)	nm
Change in fair value of warrants	-	(3)	3	nm
Loss before taxes	(751)	417	(1,168)	280%
Provision for income taxes	-	-	-
Loss after taxes	$(751)	$417	$(1,168)	280%

nm-not meaningful

Revenues. Revenues decreased $0.9 million for the three months ended March 31, 2025, representing a 14% year-on-year reduction compared with the same period in 2024. Our subscription revenue was $4.8 million for the three months ended March 31, 2025, compared with $5.4 million in the same quarter in 2024, representing 11% year-over-year decline. Subscription revenue as a proportion of total revenue was 87% for the three months ended March 31, 2025, compared with 84% in the same period last year. The excess use revenue also declined, by 40% year-over-year due to the weaker economy impacting the cannabis sector and our clients being budget-conscious in limiting their messaging activity to within the volumes of their subscription. Excess use revenue represented 9% of total revenue for the three months ended March 31, 2025, compared with 13% in the same period last year.

Our net revenue retention rate was 86% for the twelve months ended March 31, 2025, compared with 89% for the twelve months ended March 31, 2024, reflecting the continuing challenging macroeconomic conditions of the cannabis market and the financial stress of some of our retail clients leading to the Company having to suspend or cease some access to our platform.

Gross Profit. Gross profit decreased by $0.4 million to $4.3 million for the three months ended March 31, 2025, from $4.7 million for the three months ended March 31, 2024, representing an 8% year-on-year reduction. The reduction was due to the $0.9 million decline in revenues although the impact was partly mitigated by a 5% improvement in gross profit margin from 73% for the three months ended March 31, 2024, to 78% for the three months ended March 31, 2025, as a consequence of lower messaging distribution costs.

Operating Expenses. Operating expenses decreased by $0.2 million, or 5%, for the three months ended March 31, 2025, compared with the same period in 2024.

Selling, servicing and marketing expenses decreased by $0.5 million, or 31%, for the quarter ended March 31, 2025, compared to the same period in 2024, due to lower compensation expense as a result of lower employee headcount.

Technology and software development expenses decreased by $0.4 million, or 24%, for the quarter ended March 31, 2025, compared to the same period in 2024, with the decrease being attributable to lower expenses associated with the use of offshore contract developers and a reduction in compensation expense.

General and administrative expenses increased by $0.6 million, or 36%, for the quarter ended March 31, 2025, compared to the same period in 2024. The expenses in the quarter ended March 31, 2025, included $0.5 million relating to the separation agreement with the former CEO; excluding this expense the increase was $0.2 million, or 10%, being attributable to higher insurance fees and legal and accounting advisory fees.

Interest Expense. Interest expense was $0.3 million for the quarter ended March 31, 2025, compared with $0.9 million for the quarter ended March 31, 2024, with the reduction being due to the high interest-bearing cash advances outstanding during the prior year having been fully repaid during the second half of 2024.

Change in fair value of warrants. The liability relating to warrants issued by SpringBig is included on the balance sheet at the fair value prevailing at the end of the accounting period and any change in value is reported in the income statement. At March 31, 2025, the market value of the public warrants, which are quoted for trading on the OTC Pink Market, was $0.0007 per warrant which was the same as the quoted price at December 31, 2024. Therefore, there is no expense or credit in our income statement for the three months ended March 31, 2025.

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

On July 25, 2023, the Company entered into an agreement (the “Cash Advance”) with Cedar Advance LLC (“Cedar”) to sell future receivables to Cedar in exchange for an advance of $1.0 million. On November 22, 2023, the Company extended the Cash Advance, receiving a further advance of $0.3 million. As of March 31, 2024,the total outstanding amount payable to Cedar was $0.6 million. The outstanding amount was fully repaid during the year ended December 31, 2024.

On October 16, 2023, the Company entered into an agreement (the “ACF Cash Advance”) with Agile Capital Funding, LLC (“ACF”) to sell future receivables to ACF in exchange for an advance of $750,000. On December 7, 2023, the Company extended the ACF Cash Advance, receiving a further advance of $0.5 million. As of March 31, 2024the total outstanding amount payable to ACF was $1.1 million. The outstanding amount was fully repaid during the year ended December 31, 2024.

On January 16, 2024, we entered into an agreement with the note holder to repurchase the entire outstanding principal of the 6% Senior Secured Notes and cancel the associated warrants. The outstanding principal and accrued interest was $5.2 million. SpringBig, using a portion of the proceeds from the 2024 Convertible Notes, purchased the entire outstanding obligation to the note holder for $2.9 million.

On January 23, 2024, the Company raised $6.4 million through the issuance of 2024 Convertible Notes and $1.6 million through the issuance of 2024 Term Notes. The net cash proceeds, after transaction expenses, were $7.2 million.

The 2024 Convertible Notes accrue interest which is added to the outstanding principal balance semi-annually. The Notes are convertible into common stock at a conversion price of $0.15 per share at the holder’s option any time up to the day prior to maturity, initially in January 2026. The 2024 Term Notes, initially due at issuance in January 2026, accrue interest payable in cash semi-annually. The 2024 Convertible Notes and 2024 Term Notes rank pari passu and are secured by substantially all the assets of the Company.

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

The interest rates on the 2024 Secured Term Notes and 2024 Secured Convertible Notes increase to 17% and 13%, respectively, with effect from the date of amendment, with the interest rates then reducing by 0.75% for each three-month period that the Company reports an Adjusted EBITDA exceeding $900,000, starting with the three months ended March 31, 2025, subject to a maximum reduction to 14% and 10%, respectively. In addition, a sum of $64,000 is payable to the holders of the 12% Secured Term Notes in January 2025, and the principal amount of the 8% Secured Convertible Notes was increased by $266,000 with effect from the date of the amendment.

The Company may prepay any portion of the 2024 Secured Term Notes, without penalty, at any time after February 1, 2025.

The following table summarizes our cash, accounts receivable, and working capital at March 31, 2025, and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2023
Cash and cash equivalents	$1,087	$1,179
Accounts receivable, net	2,212	2,213
Working capital	(2,021)	(1,806)

To the extent existing cash and cash from operations are not sufficient to fund future activities, we may need to raise additional funds. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds by incurring indebtedness, such indebtedness may have rights that are senior to holders of our equity securities and could contain covenants that restrict operations. Any additional equity financing may be dilutive to stockholders. Further, the 2024 Convertible Notes and 2024 Term Notes also contain a number of restrictive covenants that may impose significant restrictions on obtaining future financings, including restrictions on SpringBig’s ability to do any of each following while the 2024 Convertible Notes and 2024 Term Notes remain outstanding: (i) incurring additional indebtedness and guaranteeing indebtedness; (ii) incurring liens or allowing mortgages or other encumbrances; (iii) prepaying, redeeming, or repurchasing certain other debt; (iv) paying dividends or making other distributions or repurchasing or redeeming its capital stock; (v) selling assets or entering into or effecting certain other transactions (including a reorganization, consolidation, dissolution or similar transaction or selling, leasing, licensing, transferring or otherwise disposing of assets of the Company or its subsidiaries); (vi) issuing additional equity (outside of issuances under our equity compensation plan); and (vii) adopting certain amendments to our governing documents, among other restrictions. Accordingly, we may be limited in our ability to raise additional capital on acceptable terms or at all within such limitations. Such restrictions may be waived by consent of the noteholders.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2025, and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Total cash (used in) provided by:
Operating activities	$(86)	$(1,878)
Investing activities	(6)	(59)
Financing activities	-	3,274
	$(92)	$1,337

Operating Activities

Cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation and amortization, non-cash stock compensation expenses, changes in the fair value of financial instruments and the effect of changes in working capital and other activities.

In the three months ended March 31, 2025, the net loss was $0.7 million, and the cash used in operating activities was $0.1 million. The difference of $0.6 million is due to a $0.1 million decrease in working capital and $0.5 million of non-cash items (including depreciation, amortization and stock-based compensation).

In the three months ended March 31, 2024, the net income was $0.4 million, and the cash used in operating activities was $1.9 million. The difference of $2.3 million is due to a $1.6 million gain on the repurchase of the 6% Secured Convertible Note in January 2024, the cash benefit of which is reflected in financing activities, and a $1.3 million increase in working capital (primarily due to reduced payables) being partially offset by $0.6 million of non-cash items (including depreciation, amortization, stock-based compensation and change in the fair value of warrants).

Investing Activities

SpringBig has low capital investment requirements, with our needs being comprised primarily of computer equipment and office furniture and related items. Cash used in investing activities was $6,000 for the three months ended March 31, 2025, and $59,000 for the three months ended March 31, 2024.

Financing Activities

There were no cash flows due to financing activities during the three months ended March 31, 2025.

During the three months ended March 31, 2024, the net cash provided by financing activities was $3.3 million. The proceeds of $7.5 million, net of expenses, from the issuance of the $1.6 million aggregate principal amount of 2024 Secured Term Notes, due 2027, and $6.4 million aggregate principal amount of 2024 Secured Convertible Notes, due 2027, were in part used to repay the 6% Senior Secured Convertible and associated warrants for cash consideration of $2.9 million. The short-term cash advances were repaid by $0.7 million and a related party loan of $0.5 million was repaid during the three months ended March 31, 2024.

Off-Balance Sheet Arrangements

At March 31, 2025, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to shareholders.

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

The Company has evaluated its tax positions for any uncertainties based on the technical merits of the positions taken. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be upheld on examination by taxing authorities. The Company has analyzed the tax positions taken and has concluded that as of March 31, 2025, and 2024, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability or disclosure in the financial statements.

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

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer) evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2025, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date. See the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, for a description of the Company’s material weaknesses in internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

For a description of developments to legal proceedings during the nine months ended March 31, 2025, see “Litigation” under Note 16, “Commitments and Contingencies” to our condensed consolidated financial statements.

Item 1A. Risk Factors

Our business involves a high degree of risk. You should carefully consider the risks described under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as well as the risks, uncertainties and other information set forth in this Item 1A and in the reports and other materials filed or furnished by us with the SEC when making investment decisions regarding our securities. We cannot assure you that any of the events discussed therein will not occur. These risks could have a material and adverse impact on our business, prospects, results of operations, financial condition, and cash flows.

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

(a)	None.

(b)	None.

(c)	During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed/Furnished Herewith	SEC File #
3.1	Certificate of Incorporation of SpringBig Holdings, Inc.	10-K	3.1	April 01, 2024		001-40049
3.2	By-Laws of SpringBig Holdings, Inc.	10-K	3.2	April 01, 2024		001-40049
#10.1	Separation and Release of Claims Agreement, dated as of January 15, 2025, by and between SpringBig, Inc., SpringBig Holdings, Inc. and Jeffrey Harris	8-K	10.1	January 22, 2025		001-40049
#10.2	Separation and Release of Claims Agreement, dated as of January 15, 2025, by and between SpringBig, Inc., SpringBig Holdings, Inc. and Paul Sykes	8-K	10.2	January 22, 2025		001-40049
#10.3	Offer Letter between SpringBig Holdings, Inc. and Jaret Christopher.	8-K	10.1	March 21, 2025		001-40049
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				*

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SpringBig Holdings, Inc

By:	/s/ Jaret Christopher
Name:	Jaret Christopher
Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2025

By:	/s/ Jason Moos
Name:	Jason Moos
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	May 13, 2025