Form 10-Q
period 2025-06-30
SpringBig Holdings, Inc.
filed 2025-08-14
CIK 1801602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

As of July 22, 2025, there were 46,926,002 shares of common stock, $0.0001 par value issued and outstanding.

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

Factors that could cause our actual results and our financial condition to differ materially from those indicated in our forward-looking statements include, but are not limited to, the following:

●	trends in the regulated industries and SpringBig’s market size, including with respect to the potential total addressable market in the industry;

●	SpringBig’s growth prospects;

●	new product and service offerings SpringBig may introduce in the future;

●	the price of SpringBig’s securities, including volatility resulting from changes in the competitive and highly regulated industry in which SpringBig operates and plans to operate, variations in performance across competitors, changes in laws and regulations affecting SpringBig’s business and changes in the combined capital structure;

●	the ability to implement business plans, forecasts, and other expectations, and identify and realize additional opportunities; and

●	other risks and uncertainties indicated from time to time in filings made with the Securities and Exchange Commission (the “SEC”).

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

Item 1. Financial Statements

SPRINGBIG HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	June 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,383	$1,179
Accounts receivable, net of allowance of $209 and $426, respectively	2,136	2,213
Contract assets	162	188
Prepaid expenses and other current assets	453	284
Total current assets	4,134	3,864
Right of use asset	470	2,757
Property and equipment, net	25	204
Total assets	$4,629	$6,825

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$806	$924
Accrued expenses and other current liabilities	3,963	2,630
Deferred payroll tax credits	1,979	1,751
Operating lease liability, current	218	365
Total current liabilities	6,966	5,670
Long-term debt, non-current	8,730	8,364
Operating lease liability, non-current	249	2,551
Warant liabilities	11	11
Total liabilities	15,956	16,596

Stockholders’ deficit
Common stock par value $0.0001 per shares, 300,000,000 authorized at June 30, 2025; 46,859,495 issued and outstanding as of June 30, 2025; 300,000,000 authorized at December 31, 2024; 46,348,351 issued and outstanding as of December 31, 2024	4	4
Additional paid-in-capital	29,002	28,666
Accumulated deficit	(40,333)	(38,441)
Total stockholders’ deficit	(11,327)	(9,771)
Total liabilities and stockholders’ deficit	$4,629	$6,825

The accompanying notes are an integral part of these condensed consolidated financial statements

SPRINGBIG HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues	$5,837	$6,422	$11,350	$12,818
Cost of revenues	1,499	1,725	2,705	3,441
Gross profit	4,338	4,697	8,645	9,377
Expenses
Selling, servicing and marketing	1,147	1,127	2,206	2,654
Technology and software development	1,233	1,270	2,504	2,936
General and administrative	2,684	2,357	5,089	4,126
Total operating expenses	5,064	4,754	9,799	9,716

Loss from operations	(726)	(57)	(1,154)	(339)

Interest income	33	2	33	6
Interest expense	(317)	(544)	(640)	(1,419)
Loss on asset disposal	(131)	-	(131)	-
Gain on note repurchase	-	-	-	1,573
Change in fair value of warrants	-	(48)	-	(51)
	(415)	(590)	(738)	109

Loss before income taxes	$(1,141)	$(647)	$(1,892)	$(230)
Income taxes expense	-	-	-	-
Net loss	$(1,141)	$(647)	$(1,892)	$(230)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.01)

Weighted-average common shares outstanding:
Basic and diluted	46,829,586	45,721,610	46,609,898	45,576,941

The accompanying notes are an integral part of these condensed consolidated financial statements

SPRINGBIG HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

(UNAUDITED)

Three Months Ended June 30, 2025

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at March 31, 2025	46,470,682	$4	$28,829	$(39,192)	$(10,359)
Stock-based compensation	-	-	173	-	173
Restricted stock units vesting	388,813	-	-	-	-
Net loss	-	-	-	(1,141)	(1,141)
Balance at June 30, 2025	46,859,495	$4	$29,002	$(40,333)	$(11,327)

Six Months Ended June 30, 2025

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2024	46,348,351	$4	$28,666	$(38,441)	$(9,771)
Stock-based compensation	-	-	336	-	336
Restricted stock units vesting	511,144	-	-	-	-
Net loss	-	-	-	(1,892)	(1,892)
Balance at June 30, 2025	46,859,495	$4	$29,002	$(40,333)	$(11,327)

Three Months Ended June 30, 2024

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at March 31, 2024	45,594,864	$4	$28,119	$(36,148)	$(8,025)
Stock-based compensation	-	-	200	-	200
Restricted stock units vesting	553,162	-	-	-	-
Net loss	-	-	-	(647)	(647)
Balance at June 30, 2024	46,148,026	$4	$28,319	$(36,795)	$(8,472)

Six Months Ended June 30, 2024

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2023	45,339,762	$4	$27,887	$(36,565)	$(8,674)
Stock-based compensation	-	-	395	-	395
Restricted stock units vesting	553,162	-	-	-	-
Issue of common stock^	255,102	-	37	-	37
Net loss	-	-	-	(230)	(230)
Balance at June 30, 2024	46,148,026	$4	$28,319	$(36,795)	$(8,472)

^	Common shares issued in exchange for services rendered

The accompanying notes are an integral part of these condensed consolidated financial statements

SPRINGBIG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(1,892)	$(230)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on note repurchase	-	(1,573)
Loss on asset disposal	131	-
Non-cash interest expense	469	108
Depreciation and amortization	62	101
Amortization of debt financing costs	35	203
Stock-based compensation expense	336	395
Credit loss expense	220	167
Amortization of operating lease right of use assets	183	180
Change in fair value of warrants	-	51
Changes in operating assets and liabilities:
Accounts receivable	(143)	(442)
Prepaid expenses and other current assets	(169)	368
Contract assets	26	21
Accounts payable and other liabilities	1,305	(1,233)
Operating lease liabilities	(345)	(35)
Net cash provided by (used in) operating activities	218	(1,919)

Cash flows from investing activities
Purchases of property and equipment	(14)	(63)
Net cash used in investing activities	(14)	(63)

Cash flows from financing activities
Proceeds from issuance of convertible notes	-	6,400
Repayment of convertible notes	-	(2,895)
Proceeds from the issuance of term notes	-	1,600
Repayment of short-term cash advances	-	(1,415)
Repayment of related party payable	-	(540)
Cost of convertible and term note issuance	-	(775)
Net cash provided by financing activities	-	2,375

Net increase in cash and cash equivalents	204	393
Cash and cash equivalents, at beginning of the period	1,179	331
Cash and cash equivalents, at end of the period	$1,383	$724
Supplemental cash flows disclosures
Interest paid	$170	$847
Common stock issued for services rendered relating to debt financing	$-	$37
Obtaining a right-of-use asset in exchange for a lease liability	$310	$2,781
Right-of-use asset derecognized in connection with early lease termination	$2,413	$-
Amount added to principal for non-cash interest on convertible notes	$331	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

SPRINGBIG HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS

SpringBig Holdings, Inc. and its wholly owned subsidiaries (the “Company,” “we,” “us,”, “our”, or “SpringBig”) developed a software platform that provides marketing and customer engagement services to retailers in regulated industries throughout the United States and Canada. The Company allows merchants to provide loyalty plans and rewards directly to consumers through an internet portal and mobile applications. Our operational headquarters are in Boca Raton, Florida, with additional offices located in the United States and Canada.

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

The unaudited condensed consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosure information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for future periods or for the year ending December 31, 2025.

The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2024, as reported in the 2024 Annual Report on Form 10-K.

Going Concern, Liquidity and Management’s Plans

Historically, the Company has incurred losses, which have resulted in an accumulated deficit of approximately $40.3 million as of June 30, 2025. Cash flows from operating activities were $218,000 for the six months ended June 30, 2025. As of June 30, 2025, the Company had a working capital deficit of approximately $2.8 million, inclusive of $1.4 million in cash and cash equivalents to cover overhead expenses.

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

The Company had one customer representing 17% of total revenues for the six months ended June 30, 2025, and one customer represented more than 14% of total revenues for the six months ended June 30, 2024.

At June 30, 2025, the Company had three customers representing 47% of accounts receivable and two customers represented 40% of accounts receivable at December 31, 2024.

The Company had one vendor representing 90% of cost of goods sold for the six months ended June 30, 2025, and the same vendor represented 89% of cost of goods sold for the six months ended June 30, 2024.

The Company had three vendors representing 59% of accounts payable as of June 30, 2025. At December 31, 2024, two vendors represented 59% of accounts payable.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. There are no cash equivalents as of June 30, 2025, and December 31, 2024.

As of June 30, 2025, the Company exceeded the federally insured limits of $250,000 for interest and non-interest-bearing deposits. The Company had cash balances with a single financial institution in excess of the FDIC insured limits by amounts of $1.1 million as of June 30, 2025. We monitor the financial condition of such institution and have not experienced any losses associated with these accounts.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
	(unaudited)
Accounts receivable	$1,521	$1,945
Unbilled receivables	824	694
Total receivables	2,345	2,639
Less allowance for credit loss	(209)	(426)
Accounts receivable, net	$2,136	$2,213

Credit loss expense was $130,000 and $80,000 for the three months ended June 30, 2025, and 2024, respectively. Credit loss expense was $220,000 and $167,000 for the six months ended June 30, 2025, and 2024, respectively. The amounts are included in general and administrative expenses in the condensed consolidated statements of operations.

The following table details the activity related to the Company’s allowance for credit losses for the six months ended June 30, 2025 (in thousands).

Allowance for credit losses
Outstanding balance, December 31, 2024	$426
Current-period provision for expected credit losses	220
Write-offs charged against the allowance, net of recoveries and other	(437)
Outstanding Balance, June 30, 2025	$209

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
	(unaudited)
Prepaid insurance	$162	$30
Other prepaid expense	229	165
Deposits	62	89
	$453	$284

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	June 30, 2025	December 31, 2024
	(unaudited)
Computer equipment	$380	$452
Furniture and fixtures	15	178
Data warehouse	286	286
Software	196	196
Total cost	877	1,112
Less accumulated depreciation and amortization	(852)	(908)
Property and equipment, net	$25	$204

The useful life of computer equipment, furniture and fixtures, software and the data warehouse is three years. Intangible assets include data warehouse and software.

Depreciation and amortization expense for the three and six months ended June 30, 2025, was $29,000 and $62,000, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2024, was $47,000 and $101,000, respectively. The amounts are included in general and administrative expenses in the condensed consolidated statements of operations.

For the three and six months ended June 30, 2025 the Company disposed of furniture and computer equipment associated with the office space that the Company vacated during the period. The result of the disposal was a loss of $131,000 and is recorded in the Other Income and Expenses section of the condensed consolidated statement of operations.

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
	(unaudited)
Accrued wages, commission and bonus	$409	$254
Accrued professional fees	46	110
Accrued interest on 2024 Secured Convertible and Term Notes	563	460
Sales tax payable	568	504
Deferred financial advisory fees	1,000	1,000
Lease termination fee	275	-
Technology services fee	281	-
Accrued Severance	548	-
Other liabilities	273	302
	$3,963	$2,630

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

On May 7, 2025, Paul Sykes entered into an agreement to sell $25,000 2024 Secured Convertible Notes and $6,500 2024 Secured Term Notes to Mark Silver, a director of the Company, for total consideration of $31,500. The Notes were transferred inclusive of accrued interest and remain an outstanding obligation of the Company on the same terms.

There are two members of the board of directors at June 30, 2025, who are related parties to investors in the debt financing transaction completed on January 23, 2024. In aggregate these investors initially purchased $5.2 million 12% Secured Convertible Notes and $1.3 million 8% Secured Term Notes.

On March 31, 2025, Mr. Harris stepped down as the Company’s CEO. Pursuant to agreements entered into between Mr. Harris and the Company, the Company is required to grant to Mr. Harris 250,000 restricted stock units pursuant to its 2022 Long-Term Incentive Plan subject to vesting on the earlier of the occurrence of a change of control and March 31, 2026. Furthermore, the Company is required to pay Mr. Harris 3% and 2% of all revenue from gaming customers for years ending December 31, 2025, and 2026 respectively. In addition, the Company and Mr. Harris entered into a consulting agreement, whereby Mr. Harris will provide services to the Company for a twelve-month period commencing on April 1, 2025, including being available to the Board and management to help with questions that may arise and to assist the Company with strategic planning. As consideration for his services, Mr. Harris will receive a consulting fee of $450,000 payable in eighteen equal monthly instalments. As of June 30, 2025, the Company has not paid Mr. Harris’ for any services, nor has the Company issued the restricted stock units. The Company and Mr. Harris are currently engaged in litigation brought forth by Mr. Harris. The Company has accrued for a settlement with Mr. Harris within the accrued expenses and other current liabilities section.

On May 7, 2025 (the “Amendment Date”) the first amendment to the separation agreement with Mr. Sykes was executed, which revised the terms of the original agreement with Mr. Sykes. Per the amendment, the separation date for Mr. Sykes was accelerated to the Amendment Date, and Mr. Sykes is entitled to a revised bonus of $120,000, payable in twelve equal semimonthly installments. The Company will no longer accelerate the unvested restricted stock units previously granted to Mr. Sykes pursuant to its 2022 Long-Term Incentive Plan. All other terms of the original agreement will remain in effect.

NOTE 8 – LONG-TERM DEBT

The table below presents the components of outstanding debt (in thousands):

	June 30, 2025	December 31, 2024
	(unaudited)
2024 Secured Term Notes - related parties	$1,386	$1,386
2024 Secured Term Notes	214	214
2024 Secured Convertible Notes - related parties	6,274	5,987
2024 Secured Convertible Notes	967	923
	8,841	8,510
Less deferred financing fees, net	(111)	(146)
	$8,730	$8,364

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

In connection with the aforementioned amendments, the Company determined that the change to the 2024 Secured Term Notes was a modification consistent with ASC 470. The Company determined that the change to the 2024 Secured Convertible Notes was an extinguishment consistent with ASC 470, with the old debt of $6.3 million was derecognized and the new debt of $6.9 million was recognized at estimated fair value. As such, a loss on extinguishment of $0.6 million was recognized in the consolidated statement of operations for the year ended December 31, 2024

The Company recorded interest expense for the three and six months ended June 30, 2025 of $321,000 and $640,000 respectively, in connection with the 2024 Secured Term Notes and 2024 Secured Convertible Notes.

NOTE 9 – 6% SENIOR SECURED CONVERTIBLE NOTES

In connection with the business combination, on June 14, 2022, the Company issued $11.0 million in aggregate principal amount of Senior Secured Original Issue Discount Convertible Note, due June 14, 2024 (the “Secured Convertible Notes”), issued at a discount of $1.0 million, with proceeds of $10.0 million received on the Closing Date.

On January 16, 2024, the Company and the noteholder executed an agreement for the Company to repurchase the outstanding note and associated warrants, and on January 23, 2024, the note and associated warrants were repurchased for $2.9 million. As such, the outstanding principal on the Secured Convertible Notes at December 31, 2024 and June 30, 2025, was $0. The Company recorded a $1.6 million gain on repurchase of the note for the three months ended June 30, 2024.

The Company recorded $0 and $14,000 of interest expense in connection with the Senior Secured Convertible Notes for the three months ended June 30, 2025 and 2024, respectively.

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

At June 30, 2025 and December 31, 2024, the estimated fair value of the warrants was $11,200 and $11,200, respectively.

The Company recorded a change in fair value of $0 for the three and six months ended June 30, 2025, and a fair value loss of approximately $48,000 and $51,000 for the three and six months ended June 30, 2024.

The fair value is determined in accordance with ASC 820, Fair Value Measurement. See Note 16, Fair Value Measurements, to the accompanying condensed consolidated financial statements for further information.

NOTE 11 – REVENUE RECOGNITION

The following table represents our revenues disaggregated by type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Retail revenue	$5,756	$6,311	$11,193	$12,648
Brand revenue	81	111	157	170
	$5,837	$6,422	$11,350	$12,818

Geographic Information

Revenue by geographical region consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Retail revenue
United States	$5,620	$6,108	$10,926	$12,303
Canada	136	203	267	345
Brand revenue
United States	81	110	157	169
Canada	-	1	-	1
	$5,837	$6,422	$11,350	$12,818

Revenues by geography are generally based on the country of the Company’s contracting entity. Total United States revenue was approximately 98% of total revenue for the three and six months ended June 30, 2025, and approximately 97% of total revenue for the three and six months ended June 30, 2024.

The Company has corrected the accounting for VIP subscriptions and wallet payments such that revenue on these products is now included on a net revenue basis. The impact of the revision was not considered material to the consolidated financial statements. Below is a summary of the impact of the revision for the three and six months ended June 30, 2024.

	Three Months Ended June 30,			Six Months Ended June 30,
	June 30,		June 30,	June 30,		June 30,
	2024		2024	2024		2024
	As reported	Adjustment	Revised	As reported	Adjustment	Revised
Revenues	$6,612	$(190)	$6,422	$13,086	$(268)	$12,818
Cost of revenues	(1,915)	190	(1,725)	(3,709)	268	(3,441)
Gross profit	$4,697	$-	$4,697	$9,377	$-	$9,377

NOTE 12 – CONTRACT ASSETS

Contract assets consisted of the following as of (in thousands):

	June 30, 2025	December 31, 2024
	(unaudited)
Deferred sales commissions	$162	$188

The movement in the contract assets during the six months ended June 30, 2025, and the year ended December 31, 2024, comprised the following (in thousands):

	June 30, 2025	December 31, 2024
	(unaudited)
Contract assets at start of the period	$188	$273
Expense deferred during the period	43	105
(Less) amounts expensed during the period	(69)	(190)
Contract assets at end of the period	$162	$188

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

The number of shares automatically added to the number of shares authorized for issuance on January 1, 2024, and 2025 was 2,266,988 and 2,317,417, respectively, being 5% of the number of the Company’s common stock issued and outstanding on December 31, 2023, and 2024, respectively. The total number of shares of common stock authorized for issuance under the 2022 Incentive Plan is 7,442,566 as of June 30, 2025.

Prior to the closing of the merger, Legacy SpringBig maintained an equity incentive plan (the “Legacy Incentive Plan”), which was originally established effective December 1, 2017. SpringBig has not granted any additional awards under the Legacy Incentive Plan following the business combination.

The following table summarizes information on stock options outstanding as of June 30, 2025, under the Legacy Incentive Plan:

	Options outstanding		Options Vested and Exercisable
	Number of Options	Weighted Average Exercise Price (per share)	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price (per share)
Outstanding Balance, January 1, 2025	2,257,073	$0.57	2,257,073	3.81	$0.57
Options granted	-	-
Options exercised	-	-
Options forfeited and cancelled	(806,376)	$0.70
Outstanding Balance, June 30, 2025	1,450,697	$0.49	1,450,697	3.18	$0.49

During the three and six months ended June 30, 2025, $0 of compensation expense was recorded in connection with the Legacy Incentive Plan, respectively. During the three and six months ended June 30, 2024, $18,000 and $35,000 of compensation expense was recorded in connection with the Legacy Incentive Plan, respectively. These charges are recorded in general and administrative expense on the condensed consolidated statements of operations.

No options were exercised during the three and six months ended June 30, 2025. As of June 30, 2025, the intrinsic value of the 1,450,697 options outstanding and exercisable was $0. As of June 30, 2025, all options are vested and exercisable and the total compensation cost related to non-vested awards not yet recognized was $0.

The following table summarizes information on Restricted Stock Units outstanding as of June 30, 2025, under the 2022 Incentive Plan:

	Restricted Stock Units Outstanding
	Number of RSU’s	Weighted Average Fair Value (per share)	Weighted Average Vesting (years)
Outstanding Balance, December 31, 2023	2,211,509	$0.80	2.2
RSU’s granted	1,382,500	$0.14
RSU’s forfeited and cancelled	(174,670)	$0.68
RSU’s vested and common stock issued	(753,487)	$0.87
Outstanding Balance, December 31, 2024	2,665,852	$0.45	1.7
RSU’s granted	15,992,103	$0.06
RSU’s forfeited and cancelled	(1,099,505)	$0.48
RSU’s vested and common stock issued	(511,144)	$0.30
Outstanding Balance, June 30, 2025	17,047,306	$0.08	4.9

During the three and six months ended June 30, 2025, compensation expense recorded in connection with the 2022 Incentive Plan was $173,000 and $336,000, respectively. During the three and six months ended June 30, 2024, compensation expense recorded in connection with the 2022 Incentive Plan was $182,000 and $360,000, respectively. The expense is reported within general and administrative expenses. The remaining expense of approximately $897,000 will be recognized in future periods through March 2029. The number of RSU’s granted exceed the number of shares currently reserved for issuance under the 2022 Incentive Plan, as the Company anticipates the annual issuance under the 2022 Incentive Plan will adequately cover the shares currently granted as the units vest. As of June 30, 2025 no shares have been issued in excess of the authorized amount.

NOTE 14 – LEASES

The Company leases office facilities in Boca Raton, Florida, Seattle, Washington and Ontario, Canada under non-cancelable operating lease agreements. The leases require monthly payments ranging from $4,000 to $10,000 and expire on various dates through April 2028. In addition to minimum rent, the Company is required to pay a proportionate share of operating expenses under these leases.

In June 2022, the Company entered into a new lease which became effective on January 1, 2024, after completion of leasehold improvements. The new lease term is for 98 months, and monthly rental payments range from $38,000 to $48,000 over the life of the lease. In June 2025, the Company was able to terminate the existing lease. The Company is treating the transaction as a lease extinguishment. The lease included a termination penalty of $550,000, payable in two installments of $275,000, paid June 10, 2025, and the second payable on August 31, 2025. The Company subsequently entered into a new lease, for new office space, which became effective on May 1, 2025. The new lease term is for 36 months, and monthly rental payments of approximately $10,000 over the life of the lease.

As of June 30, 2025, and December 31, 2023, the following amounts were presented on the Company’s condensed consolidated balance sheets in accordance with ASC 842 - Lease Accounting (in thousands):

	June 30, 2025	December 31, 2024
	(unaudited)
Balance Sheet

Assets:
Right of use asset	$470	$2,757
Liabilities
Operating lease liability, current	218	365
Operating lease liability, non-current	249	2,551
Total operating lease liability	$467	$2,916

For the three months ended June 30, 2025, and 2024, the Company’s operating lease cost was $299,000 and $161,000, respectively. For the six months ended June 30, 2025, and 2024, the Company’s operating lease cost was $401,000 and $321,000, respectively. Other information pertaining to capitalized assets and liabilities under the leasing standard is as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Other information
Operating lease cost	$401	$321
Operating cash flows paid to operating leases	$277	$175
Right-of-use assets in exchange for new operating lease liabilities	$310	$2,781
Weighted-average remaining lease term - operating leases (months)	28	88.4
Weighted-average discount rate - operating leases	10%	9%

As of June 30, 2025, the Company’s lease liabilities mature as follows (in thousands):

Fiscal Year:	Operating Leases
2025	$124
2026	232
2027	133
2028	42
Total lease payments	531
Less imputed interest	(64)
Present value of lease liabilities	$467

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

The Company and Mr. Harris are currently engaged in litigation brought forth by Mr. Harris, former CEO and former Board Member. The litigation stems from the separation agreement as described in Note 7. The Company has accrued a settlement with Mr. Harris within the accrued expenses and other current liabilities section.

Employee Retention Payroll Tax Credits

In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide economic and other relief as a result of the COVID-19 pandemic. The CARES Act includes, among other items, provisions relating to refundable employee retention payroll tax credits. Due to the complex nature of the employee retention credit computations, any benefits we may receive are uncertain and may significantly differ from our current estimates. We plan to record any benefit related to these credits upon both the receipt of the benefit and the resolution of the uncertainties, including, but not limited to, the completion of any potential audit or examination, or the expiration of the related statute of limitations. During the year ended December 31, 2023, we received $2.0 million related to these credits, recognized $0.6 million as an offset related to operating expenses thorough accounts payable. During the three month period ending June 30, 2025 the Company received an additional $0.3 million in the form of a payroll tax refund. We have recognition of remaining $1.9 million, which is recorded in current liabilities on the accompanying condensed consolidated balance sheets.

Vendor Committment

In May 2025, the Company entered into an agreement with their largest vendor. As part of the agreement the Company has committed to spending a specified minimum monthly spend with the vendor for the next 34 Months, whith additional 1 year renewals. The minimum monthly spend is reflected in each month reported, based on the activity for each month.

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

Liabilities measured at fair value on a recurring basis

The balances of the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2025, are as follows (in thousands):

At June 30, 2025
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

The Company utilizes a fair value approach to account for its warrants based on the quoted price at June 30, 2025, the calculation is consistent with ASC 820, Fair Value Measurement, with changes in fair value recorded in current earnings.

At June 30, 2025, the value of the public warrants was approximately $11,200 using a closing price of $0.0007.

Changes in Fair Value

The following tables provides a roll-forward in the changes in fair value in the public warrants for the six months ended June 30, 2025 (in thousands):

Warrants

Balance, January 1, 2025	$11
Change in fair value	-
Balance, June 30, 2025	$11
Change in fair value included in earnings for the period relating to liabilities held at June 30, 2025	$-

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

NOTE 18 – NET LOSS PER SHARE

As of June 30, 2025, and 2024, there were 46,859,495 and 46,148,026 shares of common stock issued and outstanding, respectively.

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

The following table reconciles actual basic and diluted earnings per share for the three and six months ended June 30, 2025, and 2024, respectively (in thousands, except share and per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Loss per share:
Numerator:
Net loss	$(1,141)	$(647)	$(1,892)	$(230)
Denominator:
Weighted average common shares outstanding
Basic and diluted	46,829,586	45,721,610	46,609,898	45,576,941
Net loss per common share
Basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.01)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share for the three months ended June 30, 2025, and the net income per common share for the three months ended June 30, 2024, were as follows:

	Six Months Ended June 30,
	2025	2024
Shares unvested and subject to exercise of stock options	-	96,345
Shares subject to outstanding common stock options	1,450,697	2,545,299
Shares subject to convertible notes stock conversion	48,276,080	5,636,928
Shares subject to warrants stock conversion	16,000,000	16,586,980
Shares subject to contingent earn out	10,500,000	10,500,000
Restricted stock units	17,047,306	2,600,500

NOTE 19 – BENEFIT PLAN

The Company maintains a safe harbor 401(k) retirement plan for the benefit of its employees. The plan allows participants to make contributions subject to certain limitations. Company matching contributions were $86,000 and $165,000 for the three and six months ended June 30, 2025, respectively. Company matching contributions were $131,000 and $289,000 for the three and six months ended June 30, 2024, respectively.

NOTE 20 – INCOME TAXES

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes, foreign taxes, and changes in the Company’s full valuation allowance against its deferred tax assets. The Company’s effective tax rate for the three and six months ended June 30, 2025 and June 30, 2024 is 0%.

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

The following table presents selected financial information with respect to the Company’s single operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$5,837	$6,422	$11,350	$12,818
Cost of revenue	1,499	1,725	2,705	3,441
Gross profit	$4,338	$4,697	$8,645	$9,377
Less: Employee expense	2,674	3,082	5,238	6,285
Contractor expense	271	249	533	435
Occupancy expense	367	268	617	496
Professional services expense	287	187	575	371
Technology platform hosting expense	475	165	664	339
Credit loss expense	130	80	220	167
Other expenses ^	860	723	1,952	1,623
Loss from operations	$(726)	$(57)	$(1,154)	$(339)
Interest income	33	2	33	6
Interest expense	(317)	(544)	(640)	(1,419)
Loss on disposal	(131)	-	(131)	-
Gain on note repurchase	-	-	-	1,573
Change in fair value of warrants	-	(48)	-	(51)
Net loss	$(1,141)	$(647)	$(1,892)	$(230)

^	Other expenses include all other operating expenses, including insurance, subscriptions for software used in the operations, stock-based compensation, depreciation and amortization and severance payments.

The measure of segment assets is reported on the condensed balance sheet as total assets.

NOTE 22 – SUBSEQUENT EVENTS

On March 17, 2025, the Company announced the intent to acquire VICE CRM, an AI-enabled performance marketing platform designed to optimize return on investment for consumer marketing campaigns in highly regulated industries, and the appointment of Jaret Christopher, the founder of VICE CRM, as the Company’s CEO with effect from April 1, 2025. Jeffrey Harris stepped down as the Company CEO on March 31, 2025. The acquisition of VICE CRM was completed on July 31, 2025.

Following the close of the second quarter of 2025, the U.S. government passed a reconciliation bill informally known as the “One Big Beautiful Bill Act.” This legislation introduced several provisions, including the option to deduct domestic research and development expenses, the return of elective bonus depreciation, and updates to certain international tax rules. The Company is currently assessing the potential implications of the legislation on its operations and on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

SpringBig is a market-leading software platform providing customer loyalty and marketing automation solutions to retailers and brands. We have leveraged our deep expertise in loyalty marketing to develop solutions that address the key challenges faced by retailers and brands, including those in the regulated industries. Stringent, complex, and rapidly evolving regulations have resulted in restricted access to traditional marketing and advertising channels for regulated retailers and brands, preventing them from utilizing many traditional methods for effectively accessing and engaging with consumers. In addition, the lack of industry-specific data and market intelligence solutions limit regulated retailers’ and brands’ ability to efficiently market their products, thereby hindering their growth. Our platform enables our clients to increase brand awareness, engage customers, improve retention, and access actionable consumer feedback data to improve marketing. Our clients can use our loyalty marketing, digital communications, and text/email/push marketing solutions to drive new customer acquisition, customer spend and retail foot traffic. Our proven B2B2C software platform creates powerful network effects between retailers and brands and provides an ability for both to connect directly with consumers. As retailers and brand scale, a virtuous cycle amplifies growth, ultimately expanding SpringBig’s reach and strengthening our value proposition.

SpringBig serves approximately 825 clients across more than 2,100 distinct retail locations in North America. Our clients distribute approximately 600 million messages annually, via text, push or email, and in the last year more than $6.6 billion of gross merchandise value was accounted for by clients utilizing our platform.

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

Recent Developments

None

Key Operating and Financial Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following is our analysis for the three and six months ended June 30, 2025, and 2024, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$5,837	$6,422	$11,350	$12,818
Net loss	(1,141)	(647)	(1,892)	(230)
Adjusted EBITDA	285	330	610	480

Number of retail clients	762	1,113	762	1,113
Net revenue retention	78%	86%	78%	86%
Number of messages (million)	151	158	284	298

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

A reconciliation of net loss before taxes to non-GAAP EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net loss	$(1,141)	$(647)	$(1,892)	$(230)
Interest income	(33)	(2)	(33)	(6)
Interest expense	317	544	640	1,419
Income tax expense	-	-	-	-
Depreciation expense	29	47	62	101
EBITDA	(828)	(58)	(1,223)	1,284

Stock-based compensation	173	200	336	395
Credit loss expense	130	80	220	167
Gain on repurchase of convertible debt	-	-	-	(1,573)
Lease termination fee	550	-	550	-
Severance and related payments	260	60	727	156
Change in fair value of warrants	-	48	-	51
Adjusted EBITDA	$285	$330	$610	$480

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

Results of Operations

Comparison of Three Months Ended June 30, 2025, compared to Three Months Ended June 30, 2024

The following tables set forth our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2025	2024	Increase (decrease)%
	(in thousands)
Revenue	$5,837	$6,422	$(585)	-9%
Cost of revenue	1,499	1,725	(226)	-13%
Gross profit	4,338	4,697	(359)	-8%
Operating expenses:
Selling, servicing and marketing	1,147	1,127	20	2%
Technology and software development	1,233	1,270	(37)	-3%
General and administrative	2,684	2,357	327	14%
Total operating expenses	5,064	4,754	310	7%
Loss from operations	(726)	(57)	(669)
Interest income	33	2	31	Nm
Interest expense	(317)	(544)	227	42%
Gain on note repurchase	-	-	-	Nm
Loss on asset disposal	(131)	-	(131)	Nm
Change in fair value of warrants	-	(48)	48	Nm
Loss before taxes	(1,141)	(647)	(494)	-76%
Provision for income taxes	-	-	-
Loss after taxes	$(1,141)	$(647)	$(494)	-76%

nm-not meaningful

Revenues. Revenues decreased $0.6 million for the three months ended June 30, 2025, representing a 9% year-on-year reduction compared with the same period in 2024. Our subscription revenue was $4.9 million for the three months ended June 30, 2025, compared with $5.5 million in the same quarter in 2024, representing 11% year-over-year decline. Subscription revenue as a proportion of total revenue was 84% for the three months ended June 30, 2025, compared with 86% in the same period last year. The excess use revenue also declined, by 5% year-over-year due to the uncertain economy impacting the regulated industries, including the cannabis sector and our clients continuing to be budget-conscious in limiting their messaging activity to within the volumes of their subscription. Excess use revenue represented 12% of total revenue for the three months ended June 30, 2025, compared with 11% in the same period last year.

Our net revenue retention rate was 78% for the twelve months ended June 30, 2025, compared with 86% for the twelve months ended June 30, 2024, reflecting the continuing challenging macroeconomic conditions of the regulated markets, including the cannabis market and the financial stress of some of our retail clients leading to the Company having to suspend or cease some access to our platform.

Gross Profit. Gross profit decreased by $0.4 million to $4.3 million for the three months ended June 30, 2025, from $4.7 million for the three months ended June 30, 2024, representing an 8% year-on-year reduction. The reduction was due to the $0.6 million decline in revenues although the impact was partly mitigated by a 1% improvement in gross profit margin from 73% for the three months ended June 30, 2024, to 74% for the three months ended June 30, 2025, as a consequence of lower messaging distribution costs.

Operating Expenses. Operating expenses increased by $0.3 million, or 5%, for the three months ended June 30, 2025, compared with the same period in 2024.

Selling, servicing and marketing expenses increased by $0.1 million, or 2%, for the quarter ended June 30, 2025, compared to the same period in 2024, due to increased variable compensation expense on closed customer contracts, as well as severance payments.

Technology and software development expenses decreased by $0.1 million, or 3%, for the quarter ended June 30, 2025, compared to the same period in 2024, with the decrease being attributable to lower expenses associated with the use of offshore contract developers and a reduction in compensation expense.

General and administrative expenses increased by $0.3 million, or 14%, for the quarter ended June 30, 2025, compared to the same period in 2024. The expenses in the quarter ended June 30, 2025, included $0.3 million relating to the separation agreement with the former CFO and other personnel, and the lease termination fee of $0.6 million; excluding this expense the decrease was $0.6 million, or 25%, compared to the same period in 2024.

Interest Expense. Interest expense was $0.3 million for the quarter ended June 30, 2025, compared with $0.5 million for the quarter ended June 30, 2024, with the reduction being due to the high interest-bearing cash advances outstanding during the prior year having been fully repaid during the second half of 2024.

Change in fair value of warrants. The liability relating to warrants issued by SpringBig is included on the balance sheet at the fair value prevailing at the end of the accounting period and any change in value is reported in the income statement. At June 30, 2025, the market value of the public warrants, which are quoted for trading on the OTC Pink Market, was $0.0007 per warrant which was the same as the quoted price at December 31, 2024. Therefore, there is no expense or credit in our income statement for the three months ended June 30, 2025.

Comparison of Six Months Ended June 30, 2025, compared to Six Months Ended June 30, 2024

The following tables set forth our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024	Increase (decrease)%
	(in thousands)
Revenue	$11,350	$12,818	$(1,468)	-11%
Cost of revenue	2,705	3,441	(736)	-21%
Gross profit	8,645	9,377	(732)	-8%
Operating expenses:
Selling, servicing and marketing	2,206	2,654	(448)	-17%
Technology and software development	2,504	2,936	(432)	-15%
General and administrative	5,089	4,126	963	23%
Total operating expenses	9,799	9,716	83	1%
Loss from operations	(1,154)	(339)	(815)
Interest income	33	6	27	Nm
Interest expense	(640)	(1,419)	779	55%
Gain on note repurchase	-	1,573	(1,573)	Nm
Loss on asset disposal	(131)	-	(131)	Nm
Change in fair value of warrants	-	(51)	51	Nm
Loss before taxes	(1,892)	(230)	(1,662)	-723%
Provision for income taxes	-	-	-
Loss after taxes	$(1,892)	$(230)	$(1,662)	-723%

nm-not meaningful

Revenues. Revenues decreased $1.5 million for the six months ended June 30, 2025, representing a 11% year-on-year reduction compared with the same period in 2024. Our subscription revenue was $9.7 million for the six months ended June 30, 2025, compared with $10.9 million in the same six months in 2024, representing 11% year-over-year decline. Subscription revenue as a proportion of total revenue was 86% for the six months ended June 30, 2025, compared with 85% in the same period last year. The excess use revenue also declined, by 5% year-over-year due to the uncertain economy impacting the regulated industries, including the cannabis sector and our clients continuing to be budget-conscious in limiting their messaging activity to within the volumes of their subscription. Excess use revenue represented 11% of total revenue for the six months ended June 30, 2025, compared with 12% in the same period last year.

Gross Profit. Gross profit decreased by $0.7 million to $8.6 million for the six months ended June 30, 2025, from $9.4 million for the three months ended June 30, 2024, representing an 8% year-on-year reduction. The reduction was due to the $1.5 million decline in revenues although the impact was partly mitigated by a 3% improvement in gross profit margin from 73% for the six months ended June 30, 2024, to 76% for the six months ended June 30, 2025, as a consequence of lower messaging distribution costs.

Operating Expenses. Operating expenses increased by $0.1 million, or 0%, for the six months ended June 30, 2025, compared with the same period in 2024.

Selling, servicing and marketing expenses decreased by $0.4 million, or 17%, for the quarter ended June 30, 2025, compared to the same period in 2024, due to decreased variable compensation expense as a result of lower commissions earned in the first six months of 2025.

Technology and software development expenses decreased by $0.4 million, or 15%, for the six months ended June 30, 2025, compared to the same period in 2024, with the decrease being attributable to lower expenses associated with the use of offshore contract developers and a reduction in compensation expense.

General and administrative expenses increased by $1.0 million, or 23%, for the quarter ended June 30, 2025, compared to the same period in 2024. The expenses in the six months ended June 30, 2025, included $0.7 million relating to the separation agreement with the former CEO, CFO, and other personnel, and the lease termination fee of $0.6 million; excluding these expense the decrease was $0.3 million, or 8%, compared to the same period in 2024.

Interest Expense. Interest expense was $0.6 million for the six months ended June 30, 2025, compared with $1.4 million for the quarter ended June 30, 2024, with the reduction being due to the high interest-bearing cash advances outstanding during the prior year having been fully repaid during the second half of 2024.

Change in fair value of warrants. The liability relating to warrants issued by SpringBig is included on the balance sheet at the fair value prevailing at the end of the accounting period and any change in value is reported in the income statement. At June 30, 2025, the market value of the public warrants, which are quoted for trading on the OTC Pink Market, was $0.0007 per warrant which was the same as the quoted price at December 31, 2024. Therefore, there is no expense or credit in our income statement for the six months ended June 30, 2025.

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

On July 25, 2023, the Company entered into an agreement (the “Cash Advance”) with Cedar Advance LLC (“Cedar”) to sell future receivables to Cedar in exchange for an advance of $1.0 million. On November 22, 2023, the Company extended the Cash Advance, receiving a further advance of $0.3 million. As of June 30, 2024,the total outstanding amount payable to Cedar was $0.6 million. The outstanding amount was fully repaid during the year ended December 31, 2024.

On October 16, 2023, the Company entered into an agreement (the “ACF Cash Advance”) with Agile Capital Funding, LLC (“ACF”) to sell future receivables to ACF in exchange for an advance of $750,000. On December 7, 2023, the Company extended the ACF Cash Advance, receiving a further advance of $0.5 million. As of June 30, 2024the total outstanding amount payable to ACF was $1.1 million. The outstanding amount was fully repaid during the year ended December 31, 2024.

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

The Company may prepay any portion of the 2024 Secured Term Notes, without penalty, at any time after February 1, 2025.

The following table summarizes our cash, accounts receivable, and working capital at June 30, 2025, and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$1,383	$1,179
Accounts receivable, net	2,136	2,213
Working capital	(2,832)	(1,806)

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended June 30, 2025, and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Total cash provided by (used in):
Operating activities	$218	$(1,919)
Investing activities	(14)	(63)
Financing activities	-	2,375
	$204	$393

Operating Activities

Cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation and amortization, non-cash stock compensation expenses, changes in the fair value of financial instruments and the effect of changes in working capital and other activities.

In the six months ended June 30, 2025, the net loss was $1.8 million, and the cash from operating activities was $0.2 million. The difference of $2.0 million is due to a $0.6 million decrease in working capital and $1.4 million of non-cash items (including depreciation, amortization and stock-based compensation).

In the six months ended June 30, 2024, the net loss was $0.2 million, and the cash used in operating activities was $1.9 million. The difference of $1.7 million is due to a $1.6 million gain on the repurchase of the 6% Secured Convertible Note in January 2024, the cash benefit of which is reflected in financing activities, and a $1.6 million increase in working capital (primarily due to reduced payables) being partially offset by $1.5 million of non-cash items (including depreciation, amortization, stock-based compensation and change in the fair value of warrants).

Investing Activities

SpringBig has low capital investment requirements, with our needs being comprised primarily of computer equipment and office furniture and related items. Cash used in investing activities was $14,000 for the six months ended June 30, 2025, and $63,000 for the six months ended June 30, 2024.

Financing Activities

There were no cash flows due to financing activities during the six months ended June 30, 2025.

During the six months ended June 30, 2024, the net cash provided by financing activities was $2.4 million. The proceeds of $7.2 million, net of expenses, from the issuance of the $1.6 million aggregate principal amount of 2024 Secured Term Notes, due 2027, and $6.4 million aggregate principal amount of 2024 Secured Convertible Notes, due 2027, were in part used to repay the 6% Senior Secured Convertible and associated warrants for cash consideration of $2.9 million. The short-term cash advances were repaid by $1.4 million and a related party loan of $0.5 million was repaid during the six months ended June 30, 2024.

Off-Balance Sheet Arrangements

At June 30, 2025, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to shareholders.

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

The Company has evaluated its tax positions for any uncertainties based on the technical merits of the positions taken. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be upheld on examination by taxing authorities. The Company has analyzed the tax positions taken and has concluded that as of June 30, 2025, and 2024, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability or disclosure in the financial statements.

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

The Company estimates the fair value of time-based stock options using the Black-Scholes valuation model. The expected life represents the term the options granted are expected to be outstanding. The expected volatility was determined using the historical volatility of similar publicly traded companies. The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of grant.

Stock-Based Compensation – Market-Based Vesting Restricted Stock Units

In March and April 2025, the Company granted market-based restricted stock units (“RSUs”) to certain executives. The awards vest in multiple tranches upon the Company’s common stock achieving specified volume-weighted average price (“VWAP”) targets for at least twenty consecutive trading days during the ten-year contractual term, subject to continued service. If the applicable target is not achieved prior to expiration, the corresponding tranche will be forfeited.

The grant-date fair values of the awards were determined using a Monte Carlo simulation model incorporating assumptions regarding expected volatility, risk-free interest rates, and other factors. In accordance with ASC 718, the total grant-date fair value is recognized over the derived service periods for each tranche, regardless of whether the market conditions are ultimately satisfied.

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

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer) evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2025, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date. See the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, for a description of the Company’s material weaknesses in internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

For a description of developments to legal proceedings during the six months ended June 30, 2025, see “Litigation” under Note 15, “Commitments and Contingencies” to our condensed consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

(a)	None.

(b)	None.

(c)	During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed/Furnished Herewith	SEC File #
3.1	Certificate of Incorporation of SpringBig Holdings, Inc.	10-K	3.1	April 01, 2024		001-40049
3.2	By-Laws of SpringBig Holdings, Inc.	10-K	3.2	April 01, 2024		001-40049
#10.1	Offer Letter between SpringBig Holdings, Inc. and James Cabral.	8-K	10.1	May 13, 2025		001-40049
#10.2	Offer Letter between SpringBig Holdings, Inc. and Jason Moos.	8-K	10.2	May 13, 2025		001-40049
10.3	Equity Purchase Agreement, dated as of July 31, 2025, by and among SpringBig Holdings, Inc., VICE CRM, LLC, Jaret Christopher, David Schachter, and Luis Aristides Diaz Madrid.	8-K	10.1	August 6, 2025		001-40049
#10.4	First Amendment to the Separation Agreement, dated as of May 7, 2025, by and between SpringBig Holdings, Inc. and Paul Sykes.				*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				*

*	Filed herewith.

**	Furnished herewith.

#	Indicates a management or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SpringBig Holdings, Inc

By:	/s/ Jaret Christopher
Name:	Jaret Christopher
Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2025

By:	/s/ Jason Moos
Name:	Jason Moos
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	August 13, 2025