Form 10-Q
period 2025-09-30
SpringBig Holdings, Inc.
filed 2025-11-14
CIK 1801602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of November 6, 2025, there were 48,548,772 shares of common stock, $0.0001 par value issued and outstanding.

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

Item 1. Financial Statements

SPRINGBIG HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	September 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,532	$1,179
Accounts receivable, net of allowance of $143 and $426, respectively	2,121	2,213
Contract assets	134	188
Prepaid expenses and other current assets	897	284
Total current assets	4,684	3,864
Right of use asset	418	2,757
Goodwill	17	-
Property and equipment, net	44	204
Total assets	$5,163	$6,825

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,341	$924
Accrued expenses and other current liabilities	3,157	2,630
Deferred payroll tax credits	1,979	1,751
Operating lease liability, current	225	365
Total current liabilities	6,702	5,670
Long-term debt, non-current	9,219	8,364
Operating lease liability, non-current	192	2,551
Warant liabilities	21	11
Total liabilities	16,134	16,596

Stockholders’ deficit
Common stock par value $0.0001 per shares, 300,000,000 authorized at September 30, 2025; 48,548,772 issued and outstanding as of September 30, 2025; 300,000,000 authorized at December 31, 2024; 46,348,351 issued and outstanding as of December 31, 2024	4	4
Additional paid-in-capital	29,139	28,666
Accumulated deficit	(40,114)	(38,441)
Total stockholders’ deficit	(10,971)	(9,771)
Total liabilities and stockholders’ deficit	$5,163	$6,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPRINGBIG HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues	$5,871	$6,144	$17,221	$18,962
Cost of revenues	1,729	1,709	4,434	5,150
Gross profit	4,142	4,435	12,787	13,812
Expenses
Selling, servicing and marketing	845	1,077	3,051	3,731
Technology and software development	1,100	1,640	3,604	4,576
General and administrative	1,634	1,763	6,722	5,889
Total operating expenses	3,579	4,480	13,377	14,196

Income (loss) from operations	563	(45)	(590)	(384)

Interest income	1	-	34	6
Interest expense	(335)	(550)	(976)	(1,969)
Loss on asset disposal	-	-	(131)	-
Gain on note repurchase	-	-	-	1,573
Change in fair value of warrants	(10)	41	(10)	(10)
	(344)	(509)	(1,083)	(400)

Income (loss) before income taxes	$219	$(554)	$(1,673)	$(784)
Income taxes expense	-	-	-	-
Net income (loss)	$219	$(554)	$(1,673)	$(784)

Net income (loss) per common share:
Basic and diluted	$0.00	$(0.01)	$(0.04)	$(0.02)

Weighted-average common shares outstanding:
Basic and diluted	47,788,486	46,300,497	47,006,630	45,819,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPRINGBIG HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

(UNAUDITED)

Three Months Ended September 30, 2025

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at June 30, 2025	46,859,495	$4	$29,002	$(40,333)	$(11,327)
Stock-based compensation	-	-	88	-	88
Issuance of common stock for business acquisition	1,191,563	-	49	-	49
Restricted stock units vesting	497,714	-	-	-	-
Net income	-	-	-	219	219
Balance at September 30, 2025	48,548,772	$4	$29,139	$(40,114)	$(10,971)

Nine Months Ended September 30, 2025

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2024	46,348,351	$4	$28,666	$(38,441)	$(9,771)
Stock-based compensation	-	-	424	-	424
Issuance of common stock for business acquisition	1,191,563	-	49	-	49
Restricted stock units vesting	1,008,858	-	-	-	-
Net loss	-	-	-	(1,673)	(1,673)
Balance at September 30, 2025	48,548,772	$4	$29,139	$(40,114)	$(10,971)

Three Months Ended September 30, 2024

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at June 30, 2024	46,148,026	$4	$28,319	$(36,795)	$(8,472)
Stock-based compensation	-	-	183	-	183
Restricted stock units vesting	166,992	-	-	-	-
Net loss	-	-	-	(554)	(554)
Balance at September 30, 2024	46,315,018	$4	$28,502	$(37,349)	$(8,843)

Nine Months Ended September 30, 2024

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2023	45,339,762	$4	$27,887	$(36,565)	$(8,674)
Stock-based compensation	-	-	578	-	578
Restricted stock units vesting	720,154	-	-	-	-
Issue of common stock^	255,102	-	37	-	37
Net loss	-	-	-	(784)	(784)
Balance at September 30, 2024	46,315,018	$4	$28,502	$(37,349)	$(8,843)

^	Common shares issued in exchange for services rendered

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPRINGBIG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(1,673)	$(784)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on note repurchase	-	(1,573)
Loss on asset disposal	131	-
Non-cash interest expense	717	108
Depreciation and amortization	89	143
Amortization of debt financing costs	53	305
Stock-based compensation expense	424	578
Credit loss expense	370	292
Amortization of operating lease right of use assets	235	304
Change in fair value of warrants	10	10
Changes in operating assets and liabilities:
Accounts receivable	(278)	(191)
Prepaid expenses and other current assets	(613)	436
Contract assets	54	-
Accounts payable and other liabilities	1,257	(822)
Operating lease liabilities	(395)	(140)
Net cash provided by (used in) operating activities	381	(1,334)

Cash flows from investing activities
Purchases of property and equipment	(28)	(64)
Net cash used in investing activities	(28)	(64)

Cash flows from financing activities
Proceeds from issuance of convertible notes	-	6,400
Repayment of convertible notes	-	(2,895)
Proceeds from the issuance of term notes	-	1,600
Repayment of short-term cash advances	-	(1,876)
Repayment of related party payable	-	(540)
Cost of convertible and term note issuance	-	(775)
Net cash provided by financing activities	-	1,914

Net increase in cash and cash equivalents	353	516
Cash and cash equivalents, at beginning of the period	1,179	331
Cash and cash equivalents, at end of the period	$1,532	$847
Supplemental cash flows disclosures
Interest paid	$306	$1,012
Common stock issued for services rendered relating to debt financing	$-	$37
Obtaining a right-of-use asset in exchange for a lease liability	$310	$2,781
Common stock issued in connection with the acquisition of ViceCRM	$49	$-
Right-of-use asset derecognized in connection with early lease termination	$2,413	$-
Amount added to principal for non-cash interest on convertible notes	$802	$245

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

The unaudited condensed consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosure information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for future periods or for the year ending December 31, 2025.

The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2024, as reported in the 2024 Annual Report on Form 10-K.

Going Concern, Liquidity and Management’s Plans

Historically, the Company has incurred losses, which have resulted in an accumulated deficit of approximately $40.1 million as of September 30, 2025. Cash flows from operating activities were $381,000 for the nine months ended September 30, 2025. As of September 30, 2025, the Company had a working capital deficit of approximately $2.0 million, inclusive of $1.5 million in cash and cash equivalents to cover overhead expenses.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is not amortized, but is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. The Company recorded approximately $17,000 of Goodwill in relation to the ViceCRM acquisition during the three months ended September 30, 2025.

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

The Company had one customer representing 17% of total revenues for the nine months ended September 30, 2025, and one customer represented more than 14% of total revenues for the nine months ended September 30, 2024.

At September 30, 2025, the Company had one customer representing 23% of accounts receivable and two customers represented 40% of accounts receivable at December 31, 2024.

The Company had one vendor representing 90% of cost of goods sold for the nine months ended September 30, 2025, and the same vendor represented 86% of cost of goods sold for the nine months ended September 30, 2024.

The Company had two vendors representing 67% of accounts payable as of September 30, 2025. At December 31, 2024, two vendors represented 59% of accounts payable.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. There are no cash equivalents as of September 30, 2025, and December 31, 2024.

As of September 30, 2025, the Company exceeded the federally insured limits of $250,000 for interest and non-interest-bearing deposits. The Company had cash balances with a single financial institution in excess of the FDIC insured limits by amounts of $1.3 million as of September 30, 2025. We monitor the financial condition of such institution and have not experienced any losses associated with these accounts.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
	(unaudited)
Accounts receivable	$1,410	$1,945
Unbilled receivables	854	694
Total receivables	2,264	2,639
Less allowance for credit loss	(143)	(426)
Accounts receivable, net	$2,121	$2,213

Credit loss expense was $150,000 and $125,000 for the three months ended September 30, 2025, and 2024, respectively. Credit loss expense was $370,000 and $292,000 for the nine months ended September 30, 2025, and 2024, respectively. The amounts are included in general and administrative expenses in the condensed consolidated statements of operations.

The following table details the activity related to the Company’s allowance for credit losses for the nine months ended September 30, 2025 (in thousands).

Allowance for credit losses
Outstanding balance, December 31, 2024	$426
Current-period provision for expected credit losses	370
Write-offs charged against the allowance, net of recoveries and other	(653)
Outstanding Balance, September 30, 2025	$143

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
	(unaudited)
Prepaid insurance	$134	$30
Other prepaid expense	451	165
Deposits	312	89
	$897	$284

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	September 30, 2025	December 31, 2024
	(unaudited)
Computer equipment	$393	$452
Furniture and fixtures	15	178
Data warehouse	286	286
Software	229	196
Total cost	923	1,112
Less accumulated depreciation and amortization	(879)	(908)
Property and equipment, net	$44	$204

The useful life of computer equipment, furniture and fixtures, software and the data warehouse is three years. Intangible assets include data warehouse and software.

Depreciation and amortization expense for the three and nine months ended September 30, 2025, was $27,000 and $88,000, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2024, was $42,000 and $143,000, respectively. The amounts are included in general and administrative expenses in the condensed consolidated statements of operations.

For the nine months ended September 30, 2025 the Company disposed of furniture and computer equipment associated with the office space that the Company vacated during the three months ended June 30, 2025. The result of the disposal was a loss of $131,000 and is recorded in the Other Income and Expenses section of the condensed consolidated statement of operations. There were no disposals in the three month period ending September 30, 2025.

On March 17, 2025, the Company announced the intent to acquire VICE CRM, an AI-enabled performance marketing platform designed to optimize return on investment for consumer marketing campaigns in highly regulated industries, and the appointment of Jaret Christopher, the founder of VICE CRM, as the Company’s CEO with effect from April 1, 2025. The acquisition was completed on July 31, 2025 and as a result approximately $49,000 of software was recorded in exchange for approximately $49,000 of stock. As of September 30, 2025, the company has recorded the transaction on the balance sheet as $17,000 of goodwill and $32,000 of software, under property and equipment. The transaction, included a second stock issuance, which will fully vest in July 2026, upon Jaret Christopher reaching twelve months of service as CEO following the closing of the acquisition. The second stock issuance is accounted for as compensation expense and reflected in the stock-based compensation which is included in general and administrative expenses in the condensed consolidated statements of operations.

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
	(unaudited)
Accrued wages, commission and bonus	$520	$254
Accrued professional fees	24	110
Accrued interest on 2024 Secured Convertible and Term Notes	277	460
Sales tax payable	621	504
Deferred financial advisory fees	1,000	1,000
Accrued severance	488	-
Other liabilities	227	302
	$3,157	$2,630

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

There are two members of the board of directors at September 30, 2025, who are related parties to investors in the debt financing transaction completed on January 23, 2024. In aggregate these investors initially purchased $5.2 million 12% Secured Convertible Notes and $1.3 million 8% Secured Term Notes.

On March 31, 2025, Mr. Harris stepped down as the Company’s CEO. Pursuant to agreements entered into between Mr. Harris and the Company, the Company is required to grant to Mr. Harris 250,000 restricted stock units pursuant to its 2022 Long-Term Incentive Plan subject to vesting on the earlier of the occurrence of a change of control and March 31, 2026. Furthermore, the Company is required to pay Mr. Harris 3% and 2% of all revenue from gaming customers for years ending December 31, 2025, and 2026 respectively. In addition, the Company and Mr. Harris entered into a consulting agreement, whereby Mr. Harris will provide services to the Company for a twelve-month period commencing on April 1, 2025, including being available to the Board and management to help with questions that may arise and to assist the Company with strategic planning. As consideration for his services, Mr. Harris will receive a consulting fee of $450,000 payable in eighteen equal monthly instalments. As of September 30, 2025, the Company has not paid Mr. Harris’ for any services, nor has the Company issued the restricted stock units. The Company and Mr. Harris are currently engaged in litigation brought forth by Mr. Harris. The Company has accrued for a settlement with Mr. Harris within the accrued expenses and other current liabilities section.

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

NOTE 8 – LONG-TERM DEBT

The table below presents the components of outstanding debt (in thousands):

	September 30, 2025	December 31, 2024
	(unaudited)
2024 Secured Term Notes - related parties	$1,386	$1,386
2024 Secured Term Notes	214	214
2024 Secured Convertible Notes - related parties	6,682	5,987
2024 Secured Convertible Notes	1,030	923
	9,312	8,510
Less deferred financing fees, net	(93)	(146)
	$9,219	$8,364

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

In connection with the aforementioned amendments, the Company determined that the change to the 2024 Secured Term Notes was a modification consistent with ASC 470. The Company determined that the change to the 2024 Secured Convertible Notes was an extinguishment consistent with ASC 470, with the old debt of $6.3 million was derecognized and the new debt of $6.9 million was recognized at estimated fair value. As such, a loss on extinguishment of $0.6 million was recognized in the consolidated statement of operations for the year ended December 31, 2024.

The Company recorded interest expense for the three and nine months ended September 30, 2025 of $337,000 and $977,000 respectively, in connection with the 2024 Secured Term Notes and 2024 Secured Convertible Notes.

NOTE 9 – 6% SENIOR SECURED CONVERTIBLE NOTES

In connection with the business combination, on June 14, 2022, the Company issued $11.0 million in aggregate principal amount of Senior Secured Original Issue Discount Convertible Note, due June 14, 2024 (the “Secured Convertible Notes”), issued at a discount of $1.0 million, with proceeds of $10.0 million received on the Closing Date.

On January 16, 2024, the Company and the noteholder executed an agreement for the Company to repurchase the outstanding note and associated warrants, and on January 23, 2024, the note and associated warrants were repurchased for $2.9 million. As such, the outstanding principal on the Secured Convertible Notes at December 31, 2024 and September 30, 2025, was $0. The Company recorded a $1.6 million gain on repurchase of the note for the nine months ended September 30, 2024.

The Company recorded $0 and $14,000 of interest expense in connection with the Senior Secured Convertible Notes for the nine months ended September 30, 2025 and 2024, respectively. There was no interest expense in connection with the Senior Secured Convertible Notes for the three months ended September 30, 2025 and 2024.

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

At September 30, 2025 and December 31, 2024, the estimated fair value of the warrants was $20,800 and $11,200, respectively.

The Company recorded a change in fair value of $10,000 for the three and nine months ended September 30, 2025, and a fair value gain of approximately $41,000 for the three months ended September 30, 2024 and a fair value loss of $10,000 for the nine months ended September 30, 2024.

The fair value is determined in accordance with ASC 820, Fair Value Measurement. See Note 16, Fair Value Measurements, to the accompanying condensed consolidated financial statements for further information.

NOTE 11 – REVENUE RECOGNITION

The following table represents our revenues disaggregated by type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Retail revenue	$5,806	$6,017	$16,999	$18,665
Brand revenue	65	127	222	297
	$5,871	$6,144	$17,221	$18,962

Geographic Information

Revenue by geographical region consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Retail revenue
United States	$5,667	$5,764	$16,593	$18,067
Canada	139	253	406	598
Brand revenue
United States	65	127	222	296
Canada	-	-	-	-
	$5,871	$6,144	$17,221	$18,962

Revenues by geography are generally based on the country of the Company’s contracting entity. Total United States revenue was approximately 98% of total revenue for the three and nine months ended September 30, 2025, and approximately 96% and 97% of total revenue for the three and nine months ended September 30, 2024, respectively.

The Company has corrected the accounting for VIP subscriptions and wallet payments such that revenue on these products is now included on a net revenue basis. The impact of the revision was not considered material to the consolidated financial statements. Below is a summary of the impact of the revision for the three and nine months ended September 30, 2024.

	Three Months Ended September 30,			Nine Months Ended September 30,
	September 30,		September 30,	September 30,		September 30,
	2024		2024	2024		2024
	As reported	Adjustment	Revised	As reported	Adjustment	Revised
Revenues	$6,425	$(281)	$6,144	$19,511	$(549)	$18,962
Cost of revenues	(1,990)	281	(1,709)	(5,699)	549	(5,150)
Gross profit	$4,435	$-	$4,435	$13,812	$-	$13,812

NOTE 12 – CONTRACT ASSETS

Contract assets consisted of the following as of (in thousands):

	September 30, 2025	December 31, 2024
	(unaudited)
Deferred sales commissions	$134	$188

The movement in the contract assets during the nine months ended September 30, 2025, and the year ended December 31, 2024, comprised the following (in thousands):

	September 30, 2025	December 31, 2024
	(unaudited)
Contract assets at start of the period	$188	$273
Expense deferred during the period	50	105
(Less) amounts expensed during the period	(104)	(190)
Contract assets at end of the period	$134	$188

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

The number of shares automatically added to the number of shares authorized for issuance on January 1, 2024, and 2025 was 2,266,988 and 2,317,417, respectively, being 5% of the number of the Company’s common stock issued and outstanding on December 31, 2023, and 2024, respectively. The total number of shares of common stock authorized for issuance under the 2022 Incentive Plan is 7,442,566 as of September 30, 2025.

Prior to the closing of the merger, Legacy SpringBig maintained an equity incentive plan (the “Legacy Incentive Plan”), which was originally established effective December 1, 2017. SpringBig has not granted any additional awards under the Legacy Incentive Plan following the business combination.

The following table summarizes information on stock options outstanding as of September 30, 2025, under the Legacy Incentive Plan:

	Options outstanding		Options Vested and Exercisable
	Number of Options	Weighted Average Exercise Price (per share)	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price (per share)
Outstanding Balance, January 1, 2025	2,257,073	$0.57	2,257,073	3.81	$0.57
Options granted	-	-
Options exercised	-	-
Options forfeited and cancelled	(911,217)	$0.69
Outstanding Balance, September 30, 2025	1,345,856	$0.49	1,345,856	2.92	$0.49

During the three and nine months ended September 30, 2025, $0 of compensation expense was recorded in connection with the Legacy Incentive Plan. During the three and nine months ended September 30, 2024, $0 and $35,000 of compensation expense was recorded in connection with the Legacy Incentive Plan, respectively. These charges are recorded in general and administrative expense on the condensed consolidated statements of operations.

No options were exercised during the three and nine months ended September 30, 2025. As of September 30, 2025, the intrinsic value of the 1,345,856 options outstanding and exercisable was $0. As of September 30, 2025, all options are vested and exercisable and the total compensation cost related to non-vested awards not yet recognized was $0.

The following table summarizes information on Restricted Stock Units outstanding as of September 30, 2025, under the 2022 Incentive Plan:

	Restricted Stock Units Outstanding
	Number of RSU’s	Weighted Average Fair Value (per share)	Weighted Average Vesting (years)
Outstanding Balance, December 31, 2023	2,211,509	$0.80	2.2
RSU’s granted	1,382,500	$0.14
RSU’s forfeited and cancelled	(174,670)	$0.68
RSU’s vested and common stock issued	(753,487)	$0.87
Outstanding Balance, December 31, 2024	2,665,852	$0.45	1.7
RSU’s granted	15,992,103	$0.06
RSU’s forfeited and cancelled	(2,259,766)	$0.36
RSU’s vested and common stock issued	(1,008,857)	$0.30
Outstanding Balance, September 30, 2025	15,389,332	$0.07	4.9

During the three and nine months ended September 30, 2025, compensation expense recorded in connection with the 2022 Incentive Plan was $88,000 and $424,000, respectively. During the three and nine months ended September 30, 2024, compensation expense recorded in connection with the 2022 Incentive Plan was $183,000 and $543,000, respectively. The expense is reported within general and administrative expenses. The remaining expense of approximately $824,000 will be recognized in future periods through October 2031. The number of RSU’s granted exceed the number of shares currently reserved for issuance under the 2022 Incentive Plan, as the Company anticipates the annual issuance under the 2022 Incentive Plan will adequately cover the shares currently granted as the units vest. As of September 30, 2025 no shares have been issued in excess of the authorized amount.

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

In June 2022, the Company entered into a new lease which became effective on January 1, 2024, after completion of leasehold improvements. The new lease term is for 98 months, and monthly rental payments range from $38,000 to $48,000 over the life of the lease. In June 2025, the Company was able to terminate the existing lease. The Company is treating the transaction as a lease extinguishment. The lease included a termination penalty of $550,000, payable in two installments of $275,000, paid June 10, 2025, and the second paid on August 31, 2025. The Company subsequently entered into a new lease, for new office space, which became effective on May 1, 2025. The new lease term is for 36 months, and monthly rental payments of approximately $10,000 over the life of the lease.

As of September 30, 2025, and December 31, 2024, the following amounts were presented on the Company’s condensed consolidated balance sheets in accordance with ASC 842 - Lease Accounting (in thousands):

	September 30, 2025	December 31, 2024
	(unaudited)
Balance Sheet
Assets:
Right of use asset	$418	$2,757
Liabilities
Operating lease liability, current	225	365
Operating lease liability, non-current	192	2,551
Total operating lease liability	$417	$2,916

For the three months ended September 30, 2025, and 2024, the Company’s operating lease cost was $64,000 and $160,000, respectively. For the nine months ended September 30, 2025, and 2024, the Company’s operating lease cost was $363,000 and $481,000, respectively. Other information pertaining to capitalized assets and liabilities under the leasing standard is as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Other information
Operating lease cost	$363	$481
Operating cash flows paid to operating leases	$401	$320
Right-of-use assets in exchange for new operating lease liabilities	$310	$2,781
Weighted-average remaining lease term - operating leases (months)	26	84.7
Weighted-average discount rate - operating leases	11%	9%

As of September 30, 2025, the Company’s lease liabilities mature as follows (in thousands):

Operating Leases
Fiscal Year:
2025	$62
2026	232
2027	133
2028	42
Total lease payments	469
Less imputed interest	(52)
Present value of lease liabilities	$417

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

Employee Retention Payroll Tax Credits

In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide economic and other relief as a result of the COVID-19 pandemic. The CARES Act includes, among other items, provisions relating to refundable employee retention payroll tax credits. Due to the complex nature of the employee retention credit computations, any benefits we may receive are uncertain and may significantly differ from our current estimates. We plan to record any benefit related to these credits upon both the receipt of the benefit and the resolution of the uncertainties, including, but not limited to, the completion of any potential audit or examination, or the expiration of the related statute of limitations. During the year ended December 31, 2023, we received $2.0 million related to these credits, recognized $0.6 million as an offset related to operating expenses through accounts payable. During the three month period ending September 30, 2025 the Company received an additional $0.3 million in the form of a payroll tax refund. We have recognition remaining of $1.9 million, which is recorded in current liabilities on the accompanying condensed consolidated balance sheets.

Vendor Commitment

In May 2025, the Company entered into an agreement with their largest vendor. As part of the agreement the Company has committed to spending a specified minimum monthly spend with the vendor for the next 34 Months, with additional 1 year renewals. The minimum monthly spend is reflected in each month reported, based on the activity for each month.

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

The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Valuation is based on unadjusted quoted prices in active markets for identical assets and liabilities that are accessible at the reporting date. Because valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2:	Valuation is determined from pricing inputs that are other than quoted prices in active markets that are either directly or indirectly observable as of the reporting date. Observable inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and interest rates and yield curves that are observable at commonly quoted intervals.

Level 3:	Valuation is based on inputs that are both significant to the fair value measurement and unobservable. Level 3 inputs include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value generally require significant management judgment or estimation.

Liabilities measured at fair value on a recurring basis

The balances of the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2025, are as follows (in thousands):

At September 30, 2025
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Public warrants	-	21	-	21
	$-	$21	$-	$21

The balances of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2024, are as follows (in thousands):

At December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Public warrants	-	11	-	11
	$-	$11	$-	$11

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

The Company utilizes a fair value approach to account for its warrants based on the quoted price at September 30, 2025, the calculation is consistent with ASC 820, Fair Value Measurement, with changes in fair value recorded in current earnings.

At September 30, 2025, the value of the public warrants was approximately $20,800 using a closing price of $0.0013.

Changes in Fair Value

The following tables provides a roll-forward in the changes in fair value in the public warrants for the nine months ended September 30, 2025 (in thousands):

Warrants

Balance, January 1, 2025	$11
Change in fair value	10
Balance, September 30, 2025	$21
Change in fair value included in earnings for the period relating to liabilities held at September 30, 2025	$10

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

NOTE 18 – NET LOSS PER SHARE

As of September 30, 2025, and 2024, there were 48,548,772 and 46,315,018 shares of common stock issued and outstanding, respectively.

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

The following table reconciles actual basic and diluted earnings per share for the three and nine months ended September 30, 2025, and 2024, respectively (in thousands, except share and per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loss per share:
Numerator:
Net income (loss)	$219	$(554)	$(1,673)	$(784)
Denominator:
Weighted average common shares outstanding
Basic and diluted	47,788,486	46,300,497	47,006,630	45,819,887
Net loss per common share
Basic and diluted	$0.00	$(0.01)	$(0.04)	$(0.02)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share for the three months ended September 30, 2025, and the net income per common share for the three months ended September 30, 2024, were as follows:

	Nine Months Ended September 30,
	2025	2024
Shares subject to outstanding common stock options	1,345,856	2,257,073
Shares subject to convertible notes stock conversion	51,414,020	44,297,527
Shares subject to warrants stock conversion	16,000,000	16,000,000
Shares subject to contingent earn out	10,500,000	10,500,000
Restricted stock units	15,389,332	2,704,519

NOTE 19 – BENEFIT PLAN

The Company maintains a safe harbor 401(k) retirement plan for the benefit of its employees. The plan allows participants to make contributions subject to certain limitations. Company matching contributions were $80,000 and $245,000 for the three and nine months ended September 30, 2025, respectively. Company matching contributions were $90,000 and $280,000 for the three and nine months ended September 30, 2024, respectively.

NOTE 20 – INCOME TAXES

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes, foreign taxes, and changes in the Company’s full valuation allowance against its deferred tax assets. The Company’s effective tax rate for the three and nine months ended September 30, 2025 and September 30, 2024 is 0%.

In July 2025, the One Big Beautiful Bill Act (the “Tax Act”) was enacted, introducing a series of corporate tax changes in the U.S., including 100% bonus depreciation on qualified property and full expensing for research and development expenditures. The impacts of the Tax Act are reflected in our results for the quarter ended September 30, 2025, and there was no material impact to our income tax expense or effective tax rate.

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

The following table presents selected financial information with respect to the Company’s single operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$5,871	$6,144	$17,221	$18,962
Cost of revenue	1,729	1,709	4,434	5,150
Gross profit	$4,142	$4,435	$12,787	$13,812
Less: Employee expense	2,345	2,856	7,583	9,141
Contractor expense	225	265	758	700
Occupancy expense	85	251	702	747
Professional services expense	281	168	856	539
Technology platform hosting (benefit) expense	(112)	169	552	508
Credit loss expense	150	125	370	292
Other expenses ^	605	648	2,556	2,269
Loss from operations	$563	$(47)	$(590)	$(384)
Interest income	1	2	34	6
Interest expense	(335)	(550)	(976)	(1,969)
Loss on disposal		-	(131)	-
Gain on note repurchase	-	-	-	1,573
Change in fair value of warrants	(10)	41	(10)	(10)
Net loss	$219	$(554)	$(1,673)	$(784)

^	Other expenses include all other operating expenses, including insurance, subscriptions for software used in the operations, stock-based compensation, depreciation and amortization and severance payments.

The measure of segment assets is reported on the condensed balance sheet as total assets.

NOTE 22 – SUBSEQUENT EVENTS

Management has considered subsequent events through November 13, 2025, the date this report was issued, and there were no events that required additional disclosure.

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

SpringBig serves approximately 800 clients across more than 2,100 distinct retail locations in North America. Our clients distribute approximately 600 million messages annually, via text, push or email, and in the last year more than $6.1 billion of gross merchandise value was accounted for by clients utilizing our platform.

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

Recent Developments

None

Key Operating and Financial Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following is our analysis for the three and nine months ended September 30, 2025, and 2024, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$5,871	$6,144	$17,221	$18,962
Net loss	219	(554)	(1,673)	(784)
Adjusted EBITDA	889	409	1,500	889

Number of retail clients	768	1,022	768	1,022
Net revenue retention	95%	88%	83%	88%
Number of messages (million)	180	152	464	450

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

A reconciliation of net loss before taxes to non-GAAP EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net loss	$219	$(554)	$(1,673)	$(784)
Interest income	(1)	-	(34)	(6)
Interest expense	335	550	976	1,969
Income tax expense	-	-	-	-
Depreciation expense	27	42	89	143
EBITDA	580	38	(642)	1,322

Stock-based compensation	88	183	424	578
Credit loss expense	150	125	370	292
Gain on repurchase of convertible debt	-	-	-	(1,573)
Lease termination fee	-	-	550	-
Severance and related payments	61	104	788	260
Change in fair value of warrants	10	(41)	10	10
Adjusted EBITDA	$889	$409	$1,500	$889

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

Results of Operations

Comparison of Three Months Ended September 30, 2025, compared to Three Months Ended September 30, 2024

The following tables set forth our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2025	2024	Increase (decrease)%
	(in thousands)
Revenue	$5,871	$6,144	$(273)	-4%
Cost of revenue	1,729	1,709	20	1%
Gross profit	4,142	4,435	(293)	-7%
Operating expenses:
Selling, servicing and marketing	845	1,077	(232)	-22%
Technology and software development	1,100	1,640	(540)	-33%
General and administrative	1,634	1,763	(129)	-7%
Total operating expenses	3,579	4,480	(901)	-20%
Income (loss) from operations	563	(45)	608
Interest income	1	-	1	Nm
Interest expense	(335)	(550)	215	39%
Gain on note repurchase	-	-	-	Nm
Loss on asset disposal	-	-	-	Nm
Change in fair value of warrants	(10)	41	(51)	124%
Income (loss) before taxes	219	(554)	773	-140%
Provision for income taxes	-	-	-
Income (loss) after taxes	$219	$(554)	$773	-140%

nm-not meaningful

Revenues. Revenues were $5.9 million for the three months ended September 30, 2025, compared with $6.1 million for the comparable period in 2024, representing a 4% decrease. The decline was primarily attributable to lower subscription revenue, which decreased 9% year over year to $4.6 million from $5.0 million, reflecting continued pressure on client budgets in the regulated sectors. Subscription revenue represented 78% of total revenue for the three months ended September 30, 2025, compared with 82% in the prior-year period. Excess-use revenue increased 8% year over year as customers exceeded the allotted message volumes on the subscriptions. Excess use revenue represented 10% of total revenue for the three months ended September 30, 2025, compared with 9% in the same period last year.

Our net revenue retention rate was 83% for the twelve months ended September 30, 2025, compared with 88% for the twelve months ended September 30, 2024, reflecting the continuing challenging macroeconomic conditions of the regulated markets, including the cannabis market and the financial stress of some of our retail clients leading to the Company having to suspend or cease some access to our platform.

Gross Profit. Gross profit was $4.1 million for the three months ended September 30, 2025, compared with $4.4 million in 2024, a 7% decline consistent with the revenue reduction. Gross margin improved slightly to 74% from 73% in the prior-year quarter, driven by lower messaging distribution costs and ongoing infrastructure optimization initiatives.

Operating Expenses. Total operating expenses were $3.6 million for the three months ended September 30, 2025, compared with $4.5 million in 2024, a 20% decrease, reflecting lower spending across all major categories.

Selling, servicing and marketing expenses decreased 22% to $0.8 million from $1.1 million in the prior-year period, primarily due to lower personnel-related costs and variable compensation expense.

Technology and software development expenses decreased 33% to $1.1 million from $1.6 million, reflecting reduced use of offshore development resources and headcount rationalization.

General and administrative decreased 7% to $1.6 million from $1.8 million, primarily due to lower overhead and facilities costs following the lease agreement in June 2025, as well as other cost management initiatives.,

Interest Expense. Interest expense was $0.3 million for the quarter ended September 30, 2025, compared with $0.6 million for the quarter ended September 30, 2024, with the reduction being due to the high interest-bearing cash advances outstanding during the prior year having been fully repaid during the second half of 2024.

Change in fair value of warrants. The liability relating to warrants issued by SpringBig is included on the balance sheet at the fair value prevailing at the end of the accounting period and any change in value is reported in the income statement. At September 30, 2025, the market value of the public warrants, which are quoted for trading on the OTC Pink Market, was $0.0013 per warrant which was above the quoted price at December 31, 2024. Therefore, an estimate of approximately $10,000 was recorded to our income statement for the three months ended September 30, 2025.

Comparison of Nine Months Ended September 30, 2025, compared to Nine Months Ended September 30, 2024

The following tables set forth our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024	Increase (decrease)%
	(in thousands)
Revenue	$17,221	$18,962	$(1,741)	-9%
Cost of revenue	4,434	5,150	(716)	-14%
Gross profit	12,787	13,812	(1,025)	-7%
Operating expenses:
Selling, servicing and marketing	3,051	3,731	(680)	-18%
Technology and software development	3,604	4,576	(972)	-21%
General and administrative	6,722	5,889	833	14%
Total operating expenses	13,377	14,196	(819)	-6%
Loss from operations	(590)	(384)	(206)
Interest income	34	6	28	Nm
Interest expense	(976)	(1,969)	993	50%
Gain on note repurchase	-	1,573	(1,573)	Nm
Loss on asset disposal	(131)	-	(131)	Nm
Change in fair value of warrants	(10)	(10)	-	Nm
Loss before taxes	(1,673)	(784)	(889)	-113%
Provision for income taxes	-	-	-
Loss after taxes	$(1,673)	$(784)	$(889)	-113%

nm-not meaningful

Revenues. Revenues were $17.2 million for the nine months ended September 30, 2025, compared with $19.0 million for the same period in 2024, representing a 9% decrease. The reduction was driven primarily by a 14% decline in subscription revenue, which totaled $13.5 million in 2025 versus $15.7 million in 2024. Excess-use revenue also declined 6% with less subscription revenue to drive excess. Excess use revenue represented 10% of total revenue for the nine months ended September 30, 2025 and 2024.

Gross Profit. Gross profit was $12.8 million for the nine months ended September 30, 2025, compared with $13.8 million in 2024, a 7% decline consistent with the lower revenue base. Gross margin improved to 76% from 73%, reflecting continued efficiency gains in messaging costs and platform hosting.

Operating Expenses. Operating expenses decreased by $0.8 million, or 6%, for the nine months ended September 30, 2025, compared with the same period in 2024.

Selling, servicing and marketing expenses decreased by $0.7 million, or 18%, for the quarter ended September 30, 2025, compared to the same period in 2024, due to decreased variable compensation expense as a result of lower headcount throughout the period.

Technology and software development expenses decreased 21% to $3.6 million from $4.6 million with the decrease being attributable to lower expenses associated with the use of offshore contract developers and a reduction in technology related expense.

General and administrative expenses increased by $.8 million, or 14%, for the nine months ended September 30, 2025, compared to the same period in 2024. The expenses in the nine months ended September 30, 2025, included $0.8 million relating to the separation agreement with the former CEO, CFO, and other personnel, and the lease termination fee of $0.6 million; excluding these expense the decrease was $0.6 million, or 12%, compared to the same period in 2024.

Interest Expense. Interest expense was $1.0 million for the nine months ended September 30, 2025, compared with $1.9 million for the quarter ended September 30, 2024, with the reduction being due to the high interest-bearing cash advances outstanding during the prior year having been fully repaid during the second half of 2024.

Change in fair value of warrants. The liability relating to warrants issued by SpringBig is included on the balance sheet at the fair value prevailing at the end of the accounting period and any change in value is reported in the income statement. At September 30, 2025, the market value of the public warrants, which are quoted for trading on the OTC Pink Market, was $0.0013 per warrant which was above the quoted price at December 31, 2024. Therefore, an estimate of approximately $10,000 was recorded to our income statement for the three months ended September 30, 2025.

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

On July 25, 2023, the Company entered into an agreement (the “Cash Advance”) with Cedar Advance LLC (“Cedar”) to sell future receivables to Cedar in exchange for an advance of $1.0 million. On November 22, 2023, the Company extended the Cash Advance, receiving a further advance of $0.3 million. As of September 30, 2024, the total outstanding amount payable to Cedar was $49,000. The outstanding amount was fully repaid during the year ended December 31, 2024.

On October 16, 2023, the Company entered into an agreement (the “ACF Cash Advance”) with Agile Capital Funding, LLC (“ACF”) to sell future receivables to ACF in exchange for an advance of $750,000. On December 7, 2023, the Company extended the ACF Cash Advance, receiving a further advance of $0.5 million. As of September 30, 2024 the total outstanding amount payable to ACF was $0. The outstanding amount was fully repaid during the year ended December 31, 2024.

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

The Company may prepay any portion of the 2024 Secured Term Notes, without penalty, at any time after February 1, 2025.

The following table summarizes our cash, accounts receivable, and working capital at September 30, 2025, and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$1,532	$1,179
Accounts receivable, net	2,121	2,213
Working capital	(2,018)	(1,806)

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended September 30, 2025, and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Total cash provided by (used in):
Operating activities	$381	$(1,334)
Investing activities	(28)	(64)
Financing activities	-	1,914
	$353	$516

Operating Activities

Cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation and amortization, non-cash stock compensation expenses, changes in the fair value of financial instruments and the effect of changes in working capital and other activities.

In the nine months ended September 30, 2025, the net loss was $1.7 million, and the cash from operating activities was $0.4 million. The difference of $2.1 million is due to a $0.1 million decrease in working capital and $2.0 million of non-cash items (including depreciation, amortization and stock-based compensation).

In the nine months ended September 30, 2024, the net loss was $0.7 million, and the cash used in operating activities was $1.3 million. The difference of $0.6 million is due to the $1.6 million gain on the repurchase of the 6% Secured Convertible Note in January 2024, the cash benefit of which is reflected in financing activities, and a $1.0 million increase in working capital (primarily due to reduced payables) being offset by $2.0 million of non-cash items(including depreciation, amortization, stock-based compensation and change in the fair value of warrants).

Investing Activities

SpringBig has low capital investment requirements, with our needs being comprised primarily of computer equipment and office furniture and related items. Cash used in investing activities was $28,000 for the nine months ended September 30, 2025, and $64,000 for the nine months ended September 30, 2024.

Financing Activities

There were no cash flows due to financing activities during the nine months ended September 30, 2025.

During the nine months ended September 30, 2024, the net cash provided by financing activities was $1.9 million. The proceeds of $7.2 million, net of expenses, from the issuance of the $1.6 million aggregate principal amount of 12% Secured Term Notes, due 2026, and $6.4 million aggregate principal amount of 8% Secured Convertible Notes, due 2026, were in part used to repay the 6% Senior Secured Convertible and associated warrants for cash consideration of $2.9 million. The short-term cash advances were repaid by $1.9 million, and we repaid a related party loan of$0.5 million. The outstanding balance at September 30, 2024, on the short-term cash advances was $49,000 and this was fully repaid during October 2024.

Off-Balance Sheet Arrangements

At September 30, 2025, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to shareholders.

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

The Company has evaluated its tax positions for any uncertainties based on the technical merits of the positions taken. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be upheld on examination by taxing authorities. The Company has analyzed the tax positions taken and has concluded that as of September 30, 2025, and 2024, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability or disclosure in the financial statements.

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

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, introducing a practical expedient and an accounting policy election for certain entities in estimating expected credit losses for current accounts receivable and current contract assets arising from transactions within the scope of ASC 606, Revenue from Contracts with Customers. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

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

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer) evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2025, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date. See the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, for a description of the Company’s material weaknesses in internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

For a description of developments to legal proceedings during the nine months ended September 30, 2025, see “Litigation” under Note 15, “Commitments and Contingencies” to our condensed consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

(a)	None.

(b)	None.

(c)	During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed/Furnished Herewith	SEC File #
3.1	Certificate of Incorporation of SpringBig Holdings, Inc.	10-K	3.1	April 01, 2024		001-40049
3.2	By-Laws of SpringBig Holdings, Inc.	10-K	3.2	April 01, 2024		001-40049
#10.1	Offer Letter between SpringBig Holdings, Inc. and James Cabral.	8-K	10.1	May 13, 2025		001-40049
#10.2	Offer Letter between SpringBig Holdings, Inc. and Jason Moos.	8-K	10.2	May 13, 2025		001-40049
10.3	Equity Purchase Agreement, dated as of July 31, 2025, by and among SpringBig Holdings, Inc., VICE CRM, LLC, Jaret Christopher, David Schachter, and Luis Aristides Diaz Madrid.	8-K	10.1	August 6, 2025		001-40049
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
99.1	Email from Jeffrey Harris, dated July 29, 2025.	8-K/A	17.1	August 13, 2025		001-40049
99.2	Letter from Jeffrey Harris, dated August 11, 2025.	8-K/A	17.2	August 13, 2025		001-40049
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				*

*	Filed herewith.

**	Furnished herewith.

#	Indicates a management or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SpringBig Holdings, Inc

By:	/s/ Jaret Christopher
Name:	Jaret Christopher
Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2025

By:	/s/ Jason Moos
Name:	Jason Moos
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	November 13, 2025