Form 10-K
period 2025-12-31
SpringBig Holdings, Inc.
filed 2026-03-27
CIK 1801602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the OTCQB Venture Market on June 30, 2025, was $1.4 million.

As of March 9, 2026, there were 48,584,437 shares of common stock, $0.0001 par value issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Third Annual Meeting of Stockholders following the effectiveness of the Certificate of Incorporation are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	We have a relatively short operating history in a rapidly evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful. We may not be able to generate sufficient revenue to become profitable or maintain profitability in the future.

●	If we do not successfully develop and deploy new software, platform features or services to address the needs of our clients, if we fail to retain our existing clients or acquire new clients, and/or if we fail to expand effectively into new markets, our revenue may decrease, and our business may be harmed.

●	We have a significant working capital deficiency and a history of losses, may need to raise additional funds to meet our obligations and sustain our operations, and may not achieve profitability in the future.

●	Federal law enforcement may deem our clients to be in violation of U.S. federal law, and, in particular the CSA. A change in U.S. federal policy on cannabis enforcement and strict enforcement of federal cannabis laws against our clients would undermine our business model and materially affect our business and operations.

●	Some of our clients currently and in the future may not be in compliance with licensing and related requirements under applicable laws and regulations. We further cannot ensure that our clients will conduct their business in a way that complies with all laws. Allowing unlicensed or noncompliant businesses to access our platform and services or allowing businesses to use our solutions in a noncompliant manner, may subject us to legal or regulatory enforcement and negative publicity, which could adversely impact our business, operating results, financial condition, brand and reputation.

●	Our business is dependent on U.S. state laws and regulations and Canadian federal and provincial laws and regulations pertaining to the cannabis industry, its continued legalization, and the rapid changes in applicable laws and regulations may increase the risk that we will not be successful. We are subject to various standards, laws and regulations and any actual or perceived failure to comply with such obligations could harm our business.

●	Our business is dependent on the market acceptance of cannabis consumers and negative trends could adversely affect our business operations.

●	Our business is highly dependent upon our brand recognition and reputation, and any erosion or degradation of our brand recognition or reputation would likely adversely affect our business and operating results.

●	We face competition in marketing and advertising services available to our clients, and we expect competition to further intensify as the cannabis industry continues to evolve.

●	If we fail to predict and/or manage our growth effectively, our brand, business and operating results could be harmed.

●	If we are unable to recruit, train, retain and motivate key personnel, we may not achieve our business objectives.

●	If our current marketing model is not effective in attracting new clients, we may need to employ higher-cost sales and marketing methods to attract and retain clients, which could adversely affect our profitability.

●	We may be unable to scale and adapt our existing technology and network infrastructure in a timely or effective manner to ensure that our platform is accessible, which would harm our reputation, business and operating results.

●	Real or perceived errors, failures, or bugs in our platform or cyber security breaches, unauthorized access or other events could adversely affect our operating results and growth prospects and/or subject us to significant liability.

v

●	The impact of global, regional or local economic and market conditions or events may adversely affect our business, operating results and financial condition.

●	We may improve our products and solutions in ways that forego short-term gains.

●	Future investments in our growth strategy, including acquisitions, could disrupt our business and adversely affect our operating results, financial condition and cash flows.

●	We may need to raise additional capital, which may not be available on favorable terms, if at all, causing dilution to our stockholders, restricting our operations or adversely affecting our ability to operate our business. Further, we may be unable to obtain such financing.

●	Our obligations to the holder of the Convertible Notes are secured by a security interest in substantially all of our assets, so if we default on those obligations, the noteholders could foreclose on, liquidate and/or take possession of our assets. If that were to happen, we could be forced to curtail, or even to cease, our operations. The Convertible Notes also restricts our ability obtain additional debt and equity financing, which may restrict our ability to grow and finance our operations.

●	We may be subject to potential adverse tax consequences.

●	Changes in accounting standards or other factors could negatively impact our future effective tax rate.

●	Cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability to execute our business plan.

●	Our business and our clients are subject to a variety of U.S. and foreign laws regarding financial transactions related to cannabis, which could subject our clients to legal claims or otherwise adversely affect our business.

●	We are dependent on our banking relations, and we may have difficulty accessing or consistently maintaining banking or other financial services due to our connection with the cannabis industry.

●	Due to our involvement in the cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business and/or in enforcing certain of our commercial contracts, which may expose us to additional risk and financial liability.

●	We are reliant on a vendor for the technology platform that supports our business operations, and our failure to meet certain future contractual minimums could result in the loss of exclusivity under our vendor agreement, which could materially and adversely affect our business, financial condition, and results of operations.

●	We may in the future be, subject to disputes and assertions by third parties with respect to alleged violations of intellectual property rights. These disputes could be costly to defend and could harm our business and operating results.

●	Some of our solutions contain open-source software, which may pose particular risks to our proprietary software and solutions.

●	The success of our business heavily depends on our ability to protect and enforce our intellectual property rights.

●	We do not intend to pay cash dividends for the foreseeable future.

●	We may be subject to securities litigation, which is expensive and could divert management attention.

●	A significant portion of our total outstanding shares may be issued and/or sold into the market in the near future. This would result in dilution to existing shareholders and could cause the market price of our shares of common stock to drop significantly, even if our business is doing well.

●	We may amend the terms of our public warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of common stock purchasable upon exercise of a warrant could be decreased, all without the approval of all security holders.

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

Today, we serve approximately 775 clients across approximately 2,400 distinct retail locations in North America. Our clients distributed over 600 million messages during 2025, and in the last year more than $5.7 billion of gross merchandise value (“GMV”) was accounted for by our clients utilizing our platform.

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

Industry Overview

We operate within the large and expanding cannabis retail market in the United States and Canada. Cannabis is one of the fastest emerging consumer end markets in the U.S and it is expected to grow to more than $40 billion in the near-term. As of December 31, 2025, 40 U.S. states plus the District of Columbia have legalized medical cannabis, of which 24 states plus the District of Columbia have further legalized cannabis for recreational adult-use. Further momentum from the legislative and regulatory changes is expected to drive expansion of the total addressable market as more states continue to legalize cannabis for recreational adult-use and medical use. We operate in all states that have legalized cannabis in some form (be it recreational adult-use or medical), and we plan to be a first mover in future new markets. Additional tailwinds such as a decrease in raw material costs, intensifying competition amongst cannabis retailers and brands, and increased marketing spends by clients are also expected to contribute to the expansion of our total addressable market as customer engagement and retention will become ever more critical for cannabis retailers and brands to succeed.

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

Our Competitive Strengths

We believe that we are a leading provider of customer loyalty and marketing automation solutions to cannabis retailers and brands, and our key competitive strengths are the following:

We are a leading direct-to-consumer marketing and customer loyalty platform in the cannabis industry. We are one of the largest loyalty & marketing automation providers in the cannabis space with over 47 million consumers enrolled in our platform, and over 775 clients with approximately 2,400 discrete retail locations. We started serving the cannabis market in 2016 and were a pioneer in providing SMS marketing solutions to cannabis retailers. We partner with many of the leading multi-state-operators (“MSOs”), we believe that our differentiated suite of solutions and deep understanding of customer needs will enable us to expand our leadership position as we grow into existing and new markets and expand our offering.

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

Approximately $5.7 billion of GMV is currently processed by the retailers that are on our platform. Through our entrenched position with retailers delivering mission critical messaging and loyalty solutions, we believe we are well-positioned to monetize a portion of this GMV through payments and reward points. We plan to capture a portion of this spend through the SpringBig rewards wallet solution that our current clients utilize to manage their rewards program and have recently introduced a gift card payment option. Additionally, with over 47 million consumers and integrations with many of the leading POS providers, we have access to a wealth of data that drive our proprietary insights. While these integrations assist in our ability to offer feedback to our customers, these commercial relationships do not represent a material amount of SpringBig’s revenues, constitute a material amount of shared revenue, or constitute a material distribution source for SpringBig. However, we believe there is a path to monetize this data and create new revenue opportunities.

Sales

Our sales team is primarily based out of our Boca Raton, Florida headquarters with additional team members in our Canadian office in Toronto, Ontario and client services support staff at both these locations and in Seattle, Washington to assist new and existing clients. As of December 31, 2025, of the 56 people we employed, 25 individuals focused exclusively on selling and client service. Our sales force is well versed in our offerings, including consumer facing, retailer platform, and brand platform products.

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

Revenue Concentration

We have a diversified client base of approximately 775 clients with approximately 2,400 retail locations. No single client accounted for more than 20% of revenue for the year ended December 31, 2025, and 15% of revenue for the year ended December 31, 2024. Our top 10 clients accounted for 44% and 41% of total revenue over the same periods.

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

We have an ongoing trademark and service mark registration program pursuant to which we register our brand names in the United States. As of December 31, 2025, we have been issued trademark registrations in the United States, covering among other marks, “SpringBig.”

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

Employees and Human Capital Resources

As of December 31, 2025, we had 56 full-time employees, including employees focused on engineering, client success, corporate development, brands, digital message and general and administrative and professional services. We also engage independent contractors to supplement our permanent workforce. 48 employees are located in the United States and 8 employees are located in Canada.

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

Our principal executive office is located at 621 NW 53rd Street, Suite 340, Boca Raton, Florida 33487. Our telephone number is (800) 772-9172. Our website address is www.springbig.com. Information contained on our website is not a part of this prospectus, and the inclusion of our website address in this prospectus is an inactive textual reference only.

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

We have a relatively short operating history in a quickly evolving industry that may not develop as we anticipate, if at all. Both our relatively short operating history and the pace of dramatic change in the cannabis industry, and the complex, multiple and sometimes conflicting regulatory regimes applicable to it, makes it difficult to assess our future prospects, and you should evaluate our business in light of the risks and difficulties we may encounter as the industry continues to evolve. While our revenue has stabilized in recent periods, this growth may not be sustainable due to a number of factors, including the maturation of our business, increased competition and the eventual decline in the number of new major geographic markets in which the sale of cannabis is permitted and to which we have not already expanded. We may not be able to generate sufficient revenue to achieve and sustain profitability.

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

SpringBig is an early-stage company with a history of losses. We incurred net losses of $3.2 million and $1.9 million for the years ended December 31, 2025 and December 31, 2024, respectively. In addition, as of December 31, 2025 and 2024, we had a working capital deficiency of $3.5 million and $1.8 million, respectively, and we may need to raise additional funds to meet our obligations and sustain our operations. The note payables classified as long-term liabilities are due within the next twelve months of the issuance date. SpringBig may not achieve or maintain profitability in the future. We may incur net losses in the future, and such losses may fluctuate significantly from quarter to quarter. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issuance date of these consolidated financial statements.

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

Any legal or regulatory enforcement against us based on our platform, the content provided by clients, the marketing campaigns created by clients on our platform or noncompliance by our clients with licensing and other legal requirements, could subject us to various risks, including monetary penalties, criminal or civil liability, and/or required changes to our platform or business model, and would likely cause us to experience negative publicity. Any of these developments could materially and adversely impact our business, operating results, financial condition, brand, and reputation.

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

On January 23, 2024, the Company entered into the Notes Purchase Agreement with the Investors, pursuant to which the Company issued the Convertible Notes. Simultaneously, SpringBig, Inc. entered into a guaranty agreement to guarantee the Company’s obligations under the Convertible Notes and the Company and SpringBig, Inc. entered into a security agreement, pursuant to which the Investors were granted a security interest in all the assets of the Company and SpringBig, Inc. to secure repayment of amounts due under the Convertible Notes. As a result, if we default on our obligations under the Convertible Notes, the Investors could foreclose on its security interests and liquidate or take possession of some or all of the assets of the Company, SpringBig, Inc. and its subsidiaries, which would harm our business, financial condition and results of operations and could require us to curtail, or even to cease our operations. See “Subsequent Events” section in Note 23 of the notes to consolidated financial statements included in this report for more information.

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

As of December 31, 2025, SpringBig had approximately $29.7 million of U.S. federal net operating loss carryforwards available to reduce future taxable income, which can be carried forward indefinitely. The Tax Cuts and Jobs Act (the “Tax Act”) included a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017, and the elimination of carrybacks of net operating losses. In addition, net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. If SpringBig has experienced an ownership change at any time since its incorporation, SpringBig may already be subject to limitations on its ability to utilize its existing net operating loss carryforwards and other tax attributes to offset taxable income or tax liability. In addition, the business combination, and future changes in SpringBig’s stock ownership, which may be outside of SpringBig’s control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit SpringBig’s use of accumulated state tax attributes. As a result, even if SpringBig earns net taxable income in the future, its ability to use its pre-change net operating loss carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to SpringBig.

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

Cannabis, other than hemp (defined by the U.S. government as Cannabis sativa L. with a THC concentration of not more than 0.3% on a dry weight basis), is a Schedule I controlled substance under the CSA. Even in states or territories that have legalized cannabis to some extent, the cultivation, possession, and sale of cannabis all violate the CSA and are punishable by imprisonment, substantial fines and forfeiture. Moreover, individuals and entities may violate federal law if they aid and abet another in violating the CSA, or conspire with another to violate the law, and violating the CSA is a predicate for certain other crimes, including money laundering laws and the Racketeer Influenced and Corrupt Organizations Act. The U.S. Supreme Court has ruled that the federal government has the authority to regulate and criminalize the sale, possession and use of cannabis, even for individual medical purposes, regardless of whether it is legal under state law. For many years, however, the U.S. government has not prioritized the enforcement of those laws against cannabis companies complying with state law and their vendors. No reversal of that policy of prosecutorial discretion is expected under the Trump administration, although prosecutions against state-legal entities cannot be ruled out especially in light of President Trump’s appointment of Pam Bondi as Attorney General and Terry Cole as acting DEA Administrator, each of whom have more traditional views regarding cannabis enforcement.

On January 4, 2018, then U.S. Attorney General Jeff Sessions issued a memorandum for all U.S. Attorneys (the “Sessions Memo”) rescinding certain past DOJ memoranda on cannabis law enforcement, including the Memorandum by former Deputy Attorney General James Michael Cole (the “Cole Memo”) issued on August 29, 2013, under the Obama administration. Describing the criminal enforcement of federal cannabis prohibitions against those complying with state cannabis regulatory systems as an inefficient use of federal investigative and prosecutorial resources, the Cole Memo gave federal prosecutors discretion not to prosecute state law compliant cannabis companies in states that were regulating cannabis, unless one or more of eight federal priorities were implicated, including use of cannabis by minors, violence, or the use of federal lands for cultivation. The Sessions Memo, which remains in effect, states that each U.S. Attorney’s Office should follow established principles that govern all federal prosecutions when deciding which cannabis activities to prosecute. As a result, federal prosecutors could and still can use their prosecutorial discretion to decide to prosecute even state-legal cannabis activities. Since the Sessions Memo was issued, however, U.S. Attorneys have generally not prioritized the targeting of state law compliant entities.

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

On October 6, 2022, the Biden Administration issued an Executive Order which, in part, directed the Secretary of Health and Human Services to begin the administrative process of reviewing the scheduling of cannabis under the Controlled Substances Act. On December 18, 2025, President Trump signed an Exective Order directing Attorney General Pam Bondi to take all necessary steps to reschedule cannabis from Schedule I to Schedule III. However, reschedulign has not yet occured.

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

Industry observers have mixed opinions on the prospects of cannabis reform in the U.S. We cannot provide assurances about the content, timing or chances of executive action to reschedule cannabis or the passage of a bill legalizing cannabis or liberalizing cannabis regulations. Accordingly, we cannot predict the timing of any change in federal law or possible changes in federal enforcement. In the event that the federal government were to reverse its long-standing hands-off approach to the state legal cannabis markets and start more broadly enforcing federal law regarding cannabis, we would likely be unable to execute our business plan, and our business and financial results would be adversely affected.

In December 2025, the U.S. President issued an executive order directing the Attorney General and federal agencies to expedite the administrative rescheduling of cannabis under the federal Controlled Substances Act from Schedule I to Schedule III, reflecting a determination that cannabis has a currently accepted medical use and reorienting federal policy toward research and regulated markets. The executive order does not itself change cannabis’ legal status under federal law, and cannabis remains a Schedule I controlled substance until formal rulemaking is completed by the Department of Justice and the Drug Enforcement Administration (DEA). The rescheduling initiative builds on a proposed rule previously issued by the Department of Justice in 2024 but is subject to the administrative rulemaking process, potential litigation, and ongoing procedural requirements before becoming effective.

The potential rescheduling of cannabis could have a material impact on companies operating in federal and state regulated cannabis markets. If finalized, Schedule III status would likely result in significant changes to federal tax treatment, including the prospective elimination of Internal Revenue Code Section 280E treatment that currently disallows ordinary business deductions for activities involving Schedule I controlled substances. This change could materially improve federal taxable income calculations, effective tax rates, and cash flows for cannabis operating entities.

The timing, scope, and ultimate regulatory outcomes remain uncertain. There can be no assurance that the federal rescheduling process will be completed on a specific timetable, that challenges to the administrative process will not delay or alter the ultimate scheduling decision, or that associated regulatory relief (including tax, banking, interstate commerce, and financial institution risk treatment) will be implemented or benefit the Company’s operations. Accordingly, management continues to monitor developments and assess the effects of these actions on the Company’s financial results, exposures, and disclosures. No adjustment has been made to the Company’s financial statements as of and for the year ended December 31, 2025 for potential impacts arising from cannabis rescheduling under federal law due to the uncertainty regarding timing and substance of any future rulemaking.

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

Section 280E of the Code does not allow any deduction or credit for any amount paid or incurred during the taxable year in carrying on business, other than costs of goods sold, if the business (or the activities which comprise the trade or business) consists of trafficking in controlled substances (within the meaning of Schedules I and II of the CSA). The IRS has applied this provision to cannabis operations, prohibiting them from deducting expenses associated with cannabis businesses beyond costs of goods sold and asserting assessments and penalties for additional taxes owed. Section 280E of the Code may have a lesser impact on cannabis cultivation and manufacturing operations than on sales operations, which directly affects our suppliers, who are cannabis retailers and brands. However, Section 280E of the Code and related IRS enforcement activity have had a significant impact on the operations of all cannabis companies. While Section 280E of the Code does not directly affect SpringBig, it lowers SpringBig’s clients’ profitability and could result in decreased demand or higher price sensitivity for SpringBig’s marketing and customer loyalty services. An otherwise profitable cannabis business may operate at a loss after taking into account its U.S. income tax expenses. This affects SpringBig because SpringBig’s sales and operating results could be adversely affected if SpringBig’s clients decrease their marketing budgets and are operating on lower profit margins as a result of unfavorable treatment by the Code. While President Trump’s executive order to reschedule cannabis from Schedule I to Schedule III would remove the tax consequences of Section 280E, there is no guarantee that the order will be implemented, and future litigation could also slow down or halt the rescheduling process, thereby keeping Section 280E in place.

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

The MORE Act, which was introduced in the U.S. House of Representatives and the U.S. Senate in 2019, passed by the House in 2020 and 2021, and reintroduced again in the House on August 29, 2025, would remove marijuana from the CSA, which would effectively carve out state-legal cannabis businesses from Section 280E of the Code and allow for interstate commerce of cannabis. However, the MORE Act would impose two new taxes on cannabis businesses: an excise tax measured by the value of certain cannabis products and an occupational tax assessed on the enterprises engaging in cannabis production and sales. Although these novel tax provisions are included in the MORE Act passed by the House of Representatives, it is challenging to predict whether, when and in what form the MORE Act could be enacted into law and how any such legislation would affect the activities of SpringBig. Similarly, the recently introduced States Reform Act 2.0 would also effectively carve out state-legal cannabis businesses from Section 280E of the Code and permit interstate commerce but at the same time impose a new excise tax on cannabis businesses.

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

We are reliant on a single vendor for the technology platform that supports our business operations, and our failure to meet certain future contractual minimums could result in the loss of exclusivity under our vendor agreement, which could materially and adversely affect our business, financial condition, and results of operations.

Our business operations rely on a technology platform provided by a single third-party vendor pursuant to a contractual arrangement. The third-party vendor’s platform is integral to our services, and we do not currently maintain a comparable alternative or backup platform. Any disruption, degradation, or discontinuation of access to the third-party vendor’s platform, whether resulting from technical failures, cybersecurity incidents, changes in the vendor’s business strategy, financial difficulties experienced by the vendor, or other factors beyond our control, could materially disrupt our operations and adversely affect our ability to serve our customers and generate revenue.

The contractual arrangement with the vendor contains certain minimum payment thresholds that we are required to satisfy in the future. In the event that we fail to meet these monthly minimums in any given period, the exclusivity provisions under the vendor arrangement may be terminated, thereby permitting the vendor to provide its platform and related services to our competitors. The loss of exclusivity could significantly erode our competitive advantage. There can be no assurance that we will be able to consistently meet the required minimums, particularly during periods of reduced demand, macroeconomic uncertainty, seasonal fluctuations, or other adverse business conditions.

Furthermore, our reliance on the vendor exposes us to risks associated with the vendor’s own operational, financial, and regulatory challenges. If the vendor were to experience a material adverse event, including but not limited to bankruptcy, insolvency, a significant data breach, regulatory action, or a decision to discontinue or materially alter the platform, we may be unable to transition to an alternative solution in a timely manner or on commercially reasonable terms, if at all. The costs associated with migrating to a replacement platform, including potential downtime, retraining of personnel, integration expenses, and loss of historical data or functionality, could be substantial.

If we are unable to maintain our exclusive arrangement under the contractual arrangement with the third-party vendor, or if our relationship with the vendor is otherwise disrupted or terminated, our business, financial condition, results of operations, and competitive position could be materially and adversely affected.

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

Risks Related to Our Securities and Certain Tax Matters

Our common stock is quoted on the OTCQB Venture Market, a trading platform of OTC Markets Group, instead of a national exchange or quotation system. Accordingly, our investors may experience significant volatility in the market price of our stock and have difficulty selling their shares.

Our common stock is currently quoted on the OTCQB Venture Market, a trading platform of OTC Markets Group, under the ticker symbol “SBIG.” The OTC Markets Group is a regulated quotation service that displays real-time quotes, last sale prices, and volume limitations in over-the-counter securities. Trading in shares quoted on an OTC Markets Group trading platform is often thin and characterized by volatility in trading prices. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. As a result, there may be wide fluctuations in the market price of the shares of our Common Stock for reasons unrelated to operating performance, and this volatility, when it occurs, may have a negative effect on the market price for our securities. Moreover, the OTC Markets Group is not a national stock exchange, and trading of securities on one of its trading platforms is often more sporadic than the trading of securities listed on a national quotation system or stock exchange. Accordingly, our stockholders may not be able to realize a fair price from their securities when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves, and as a result of our quotation for trading on the OTCQB Venture Market, we may be negatively impacted in our ability to raise equity financing, be limited in our ability to issue additional securities or obtain additional financing in the future, and may face negative impacts on our reputation and, consequently, our business.

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

Item 2. Properties

Our corporate headquarters is located in Boca Raton, Florida pursuant to a lease that expires in May 1, 2028. In addition, SpringBig leases office space in Seattle, Washington and Toronto, Ontario.

We believe that our current facilities are adequate to meet our ongoing needs.

Item 3. Legal Proceedings

For a description of developments to legal proceedings during the year ended December 31, 2025, see “Litigation” under Note 15, “Commitments and Contingencies” to our consolidated financial statements.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases Of Equity Securities

Market Information

Our common stock is quoted for trading on the OTCQB Venture Market and warrants, each exercisable for one share of our common stock at an exercise price of $11.50 per share, are quoted for trading on OTC Pink Market, under the symbols “SBIG” and SBIGW,” respectively. As of February 5, 2026, there were 44 holders of record of our common stock, and this number was derived from our shareholder records and does not include The Depository Trust Company participants or beneficial owners holding shares through nominee names.

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

None.

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

SpringBig serves approximately 775 brand and retailer clients across more than 2,400 distinct retail locations in North America. Our clients distribute over 600 million digital messages annually, and in the last year more than $5.7 billion of gross merchandise value was accounted for by clients utilizing our platform.

Key Operating and Financial Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following is our analysis for the years ended December 31, 2025, and 2024, in thousands:

	Years Ended December 31,
	2025	2024
Revenue	$22,834	$24,649
Net loss	(3,247)	(1,876)
Adjusted EBITDA	874	1,368

Number of retail clients	775	915
Net revenue retention	79%	88%
Number of messages (million)	624	595

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

EBITDA and Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed EBITDA, which is a non-GAAP financial measure that we calculate as net income before interest, taxes, depreciation and amortization and Adjusted EBITDA, which represents EBITDA adjusted for certain unusual, infrequent items, or non-cash items (such as bad debt expense and stock-based compensation). Management believes Adjusted EBITDA remains a useful supplemental metric despite current financial challenges, as it provides additional transparency into operating performance by isolating core business results from non-cash, non-recurring, and capital structure-related items.

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

A reconciliation of net loss before taxes to non-GAAP EBITDA and Adjusted EBITDA is as follows (in thousands):

Springbig Holding, Inc

Reconciliation of net loss to non-GAAP EBITDA and Adjusted EBITDA

(in thousands)

	Years Ended December 31,
	2025	2024

Net loss	$(3,247)	$(1,876)
Interest income	(34)	(6)
Interest expense	1,324	2,208
Income tax expense	95	3
Depreciation expense	75	180
EBITDA	(1,793)	509

Stock-based compensation	481	742
Credit loss expense	820	779
Lease termination fee	550	-
Gain on repurchase of convertible debt	-	(1,573)
Loss on debt extinguishment	-	636
Severance and related payments	808	267
Change in fair value of warrants	5	8

Adjusted EBITDA	$877	$1,368

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

In 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which clarifies the accounting for costs incurred in the development and implementation of internal-use software. The Company is currently evaluating the impact of this guidance on its consolidated financial statements. The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations, or cash flows.

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

Results of Operations

The following tables set forth our results of operations for the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024	Increase (decrease)%
Revenue	$22,834	$24,649	$(1,815)	-7%
Cost of revenue	6,848	6,655	(201)	-3%
Gross profit	15,986	17,994	(2,008)	-11%
Operating expenses:
Selling, servicing and marketing	3,877	4,726	(849)	-18%
Technology and software development	4,764	5,901	(1,137)	-19%
General and administrative	9,071	7,967	1,104	14%
Total operating expenses	17,712	18,594	(882)	-5%
Loss from operations	(1,726)	(600)	(1,129)
Interest income	34	6	28	nm
Interest expense	(1,324)	(2,208)	884	40%
Gain on note repurchase	-	1,573	(1,573)	nm
Loss on asset disposal	(131)	-	(131)	nm
Loss on debt extinguishment	-	(636)	(636)	nm
Change in fair value of warrants	(5)	(8)	3	nm
Loss before taxes	(3,152)	(1,873)	(1,319)	-68%
Provision for income taxes	(95)	(3)	(89)	nm
Loss after taxes	$(3,247)	$(1,876)	$(1,371)	-73%

nm - not meaningful

Revenues. Revenues decreased by $1.8 million for the year ended December 31, 2025, representing a 7% year-on-year reduction compared with the year ended December 31, 2024. Our subscription revenue was $17.8 million for the year ended December 31, 2025, compared with $21.1 million in for the year ended December 31, 2024, representing a 12% year-on-year decline. The excess use revenue declined by 14% year-on-year from $2.6 million for the year ended December 31, 2024, to $2.2 million for the year ended December 31, 2025, with this decrease being due to the challenging cannabis economy and our clients being budget-conscious in limiting their messaging activity to the volumes of their subscription. SpringBig continues to expanded its product offerings within the gaming vertical, and has seen positive momentum in that area. Our revenue from Brands clients decreased by 28% year-on-year and was $286,000 for the year ended December 31, 2025, as compared to $396,000 for the year ended December 31, 2024.

Our net revenue retention rate was 79% for the twelve months ended December 31, 2025, compared with 88% for the twelve months ended December 31, 2024, reflecting industry-specific challenges and financial stress affecting certain retail clients, which resulted in the suspension or termination of access to our platform.

Gross Profit. Gross profit decreased by $2.0 million to $16.0 million for the year ended December 31, 2025, from $18.0 million for the year ended December 31, 2024, representing a 11% year-on-year reduction. The cost of revenue increased by $0.2 million, representing a 3% increase, for the year ended December 31, 2024, due to increased messaging distribution volumes resulting from minimum monthly commitments under our new vendor agreement. Messaging distribution costs represent the primary component of our cost of revenue. The gross profit margin reduced from 73% for the year ended December 31, 2024, to 70% for the year ended December 31, 2025, due to the negotiated messaging distribution costs. Subsequent to year-end, the Company amended the agreement with its largest vendor to reduce the minimum monthly commitment, however, in the process the Company agreed to pay for additional commitments for the year end December 31, 2025. Had those expenses not been agreed to, the gross profit margin, would have been unchanged at 73% for the year ended December 31, 2025.

Operating Expenses. We continue to focus on right sizing the operating expenses of the business to accelerate our path to sustainable profitability in the challenging market conditions across the cannabis market and other regulated industries, and which impacts revenue in the near-term.

Our operating expenses decreased by $882 thousand, or 5%, for the year ended December 31, 2025, compared to the year ended December 31, 2024.

Selling, servicing and marketing expenses decreased by $849 thousand, or 18%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, due to reduced compensation expense as a result of lower employee headcount.

Technology and software development expenses decreased by $1.1 million, or 19%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, with the decrease being attributable to reduced employee headcount and refined software spend.

General and administrative expenses increased by $1.1 million, or 14%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, with the increase being attributable to increased advisory fees, as well as the one-time fees associated with the prior office lease.

Interest Expense. Interest expense was $1.3 million for the year ended December 31, 2025, compared with $2.2 million for the year ended December 31, 2024. During the year ended December 31, 2025, the interest expense comprised primarily interest paid on the 2024 Secured Convertible and Term notes, which were issued in January 2024, whereas the interest expense during the year ended December 31, 2024 comprised of high interest cash advances loan payments and interest on the 6% Senior Secured Convertible Note that was repurchased in January 2024.

Gain on note repurchase. The gain on the repurchase of the 6% Senior Secured Note for the year ended December 31, 2024 is the difference between the cash paid to repurchase the entire obligation of $2.9 million and the outstanding principal and accrued interest of $5.2 million, less unamortized discounts and warrant value of $0.7 million.

Loss on debt extinguishment. The loss on debt extinguishment for the year ended December 31, 2024 arises on the amendment to the 2024 Senior Convertible Notes in November 2024 and comprises $0.6 million expensing of the difference between the carrying value of the old debt and the new debt recorded at fair value, which becomes the new carrying value of the 2024 Senior Convertible Notes.

Loss on asset disposal. The loss on asset disposal for the year ended December 31, 2025 relates to the relocation of the Company’s headquarters office space in Boca Raton, Florida, which resulted in the disposal of certain leasehold improvements and office equipment.

Change in fair value of warrants. The liability relating to warrants issued by SpringBig is included on the balance sheet at the fair value prevailing at the end of the accounting period and any change in value is reported in the income statement. At December 31, 2025, the market value of the public warrants, which are quoted for trading on the OTC Pink Market, was $0.0010 per warrant compared with $0.0007 at December 31, 2024. The increase in value, which is recognized as an expense in our income statement for the year ended December 31, 2025, was $5,000 compared with an increase of $8,000 in our income statement for the year ended December 31, 2024.

Liquidity & Capital Resources

We have incurred net losses since inception, however, we obtained positive cash flows from operations for the year ended December 31, 2025. Prior to the business combination in June 2022, we financed our operations and capital expenditures primarily through the private sales of equity securities and revenue. The net losses since the business combination have been financed through the capital received because of the business combination, a public equity offering in May 2023, short-term cash advances as described below, and the issuance of $8.0 million Term Notes and Convertible Notes in January 2024. The 2024 Secured Term Notes and 2024 Secured Convertible Notes are due in January 2027, and are recorded as long-term liabilities on the Balance Sheet. Our primary uses of cash in the short-term continues to be funding our operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issuance date of these consolidated financial statements.

The Company’s ability to continue as a going concern is dependent on its ability to improve liquidity and meet its obligations as they come due. Management’s plans to address these conditions include a combination of actions, which may include increasing revenue through greater customer usage and new customer acquisition, negotiating amendments or extensions of existing debt obligations, reducing operating costs, and pursuing strategic capital transactions. There can be no assurance that these plans will be successfully implemented or that they will generate sufficient liquidity on a timely basis.

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

On January 23, 2024, the Company raised $6.4 million through the issuance of 2024 Secured Convertible Notes and $1.6 million through the issuance of 2024 Secured Term Notes. The net cash proceeds, after transaction expenses, were $7.2 million.

The 8% Convertible Notes accrue interest which is added to the outstanding principal balance semi-annually. The Notes are convertible into common stock at a conversion price of $0.15 per share at the holder’s option any time up to the day prior to maturity, initially in January 2026. The 2024 Secured Term Notes, initially due at issuance in January 2026, accrue interest payable in cash semi-annually. The 2024 Secured Convertible Notes and 12% Term Notes rank pari passu and are secured by substantially all the assets of the Company.

On November 11, 2024, the Company amended the terms of the 2024 Secured Term Notes and 2024 Secured Convertible Notes including extending the maturity date to January 23, 2027, amending the interest rates and adjusting the requirement for the Company to maintain a minimum cash balance of at least $1 million with the provision now applicable only at the end of any calendar month commencing on or after February 1, 2025. The Company accounted for the amendment as a debt modification related to the term notes and as an extinguishment of the convertible notes. Refer to Footnote 9 in the accompanying financial statements for further details.

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

The Company may prepay any portion of the 2024 Secured Term Notes, without penalty, at any time after February 1, 2025.

The following table summarizes our cash, accounts receivable, and working capital at December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$1,500	$1,179
Accounts receivable, net	2,003	2,213
Working capital	(3,533)	(1,806)

To the extent existing cash and cash from operations are not sufficient to fund future activities, we may need to raise additional funds. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds by incurring indebtedness, such indebtedness may have rights that are senior to holders of our equity securities and could contain covenants that restrict operations. Any additional equity financing may be dilutive to stockholders. Further, the 2024 Secured Convertible Notes and 2024 Secured Term Notes also contain a number of restrictive covenants that may impose significant restrictions on obtaining future financings, including restrictions on SpringBig’s ability to do any of each following while the 2024 Secured Convertible Notes and 2024 Secured Term Notes remain outstanding: (i) incurring additional indebtedness and guaranteeing indebtedness; (ii) incurring liens or allowing mortgages or other encumbrances; (iii) prepaying, redeeming, or repurchasing certain other debt; (iv) paying dividends or making other distributions or repurchasing or redeeming its capital stock; (v) selling assets or entering into or effecting certain other transactions (including a reorganization, consolidation, dissolution or similar transaction or selling, leasing, licensing, transferring or otherwise disposing of assets of the Company or its subsidiaries); (vi) issuing additional equity (outside of issuances under our equity compensation plan); and (vii) adopting certain amendments to our governing documents, among other restrictions. Accordingly, we may be limited in our ability to raise additional capital on acceptable terms or at all within such limitations. Such restrictions may be waived by consent of the noteholders.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2025, and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Total cash provided by (used in) provided by:
Operating activities	$361	$(953)
Investing activities	(40)	(64)
Financing activities	-	1,865
	$321	$848

Operating Activities

Cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation and amortization, non-cash stock compensation expenses, changes in the fair value of financial instruments and the effect of changes in working capital and other activities.

For the year ended December 31, 2025, the net loss was $3.2 million and the cash provided by operating activities was $361 thousand. The non-cash items were approximately $2.9 million and a $760 thousand increase in working capital, primarily due to a $1.9 million increase in accounts payable and other liabilities.

For the year ended December 31, 2024, the net loss was $1.9 million, and the cash used in operating activities was $1.0 million. The difference of $0.9 million is due to $2.0 million of non-cash items (comprising $0.6 million loss on debt extinguishment, $0.7 million credit loss expense, $0.7 million relating to stock compensation expense, $0.2 million relating to depreciation and amortization, $0.4 million relating to amortization of operating lease right of use asset, $0.4 million amortization of debt financing costs and $0.5 million accrued interest, offset by a $1.5 million gain on the repurchase of convertible notes) and a $1.1 million increase in working capital, primarily provided by a $1.6 million reduction in accounts payable and other liabilities.

Investing Activities

SpringBig has low capital investment requirements, with our needs comprising primarily computer equipment and office furniture and related items. Cash used in investing activities was $0.1 million for the years ended December 31, 2025 and 2024.

Financing Activities

During the year ended December 31, 2025, the company did not have any financing activities.

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

Off-Balance Sheet Arrangements

At December 31, 2025, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Certain accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different acceptable assumptions would yield different results. Changes in the accounting estimates are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary. We believe that the assumptions and estimates associated with income taxes, equity-based compensation, and allowance for credit losses have the greatest potential impact on our consolidated financial statements. Therefore, we consider the policies related to income taxes, equity-based compensation, and allowance for credit losses to be our critical accounting estimates.

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

The Company has evaluated its tax positions for any uncertainties based on the technical merits of the positions taken. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be upheld on examination by taxing authorities. The Company has analyzed the tax positions taken and has concluded that as of December 31, 2025, and 2024, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability or disclosure in the financial statements.

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

Stock-Based Compensation– Market-Based Vesting Restricted Stock Units

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

SpringBig Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SpringBig Holdings, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit at December 31, 2025 and, since inception, has suffered significant operating losses. The working capital deficit and note payable maturity raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

New York, New York

March 26, 2026

PCAOB ID Number 100

Springbig Holding, Inc

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,500	$1,179
Accounts receivable, net of allowance of $300 and $426, respectively	2,003	2,213
Contract assets	167	188
Prepaid expenses and other current assets	507	284
Total current assets	4,177	3,864
Right of use asset	365	2,757
Goodwill	17	-
Property and equipment, net	70	204
Total assets	$4,629	$6,825

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,665	$924
Accrued expenses and other current liabilities	3,851	2,630
Deferred payroll tax credits	1,979	1,751
Operating lease liability, current	215	365
Total current liabilities	7,710	5,670
Long-term debt, non-current	9,237	8,364
Operating lease liability, non-current	154	2,551
Warrant liabilities	16	11
Total liabilities	17,117	16,596

Stockholders’ deficit
Common stock par value $0.0001 per shares, 300,000,000 authorized at December 31, 2025; 48,548,772 issued and outstanding as of December 31, 2025; 300,000,000 authorized at December 31, 2024; 46,348,351 issued and outstanding as of December 31, 2024	$4	$4
Additional paid-in-capital	29,196	28,666
Accumulated deficit	(41,688)	(38,441)
Total stockholders’ deficit	(12,488)	(9,771)
Total liabilities and stockholders’ deficit	$4,629	$6,825

See accompanying notes to consolidated financial statements

Springbig Holding, Inc

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2025	2024
Net revenues	$22,834	$24,649
Cost of revenues	6,848	6,655
Gross profit	15,986	17,994
Expenses
Selling, servicing and marketing	3,877	4,726
Technology and software development	4,764	5,901
General and administrative	9,071	7,967
Total operating expenses	17,712	18,594

Loss from operations	(1,726)	(600)
Other income (expenses)
Interest income	34	6
Interest expense	(1,324)	(2,208)
Gain on note repurchase	-	1,573
Loss on asset disposal	(131)	-
Loss on debt extinguishment	-	(636)
Change in fair value of warrants	(5)	(8)
	(1,426)	(1,273)
Loss before income taxes	$(3,152)	$(1,873)
Income taxes expense	95	3
Net loss	$(3,247)	$(1,876)

Net loss per common share:
Basic and diluted	$(0.07)	$(0.04)

Weighted-average common shares outstanding:
Basic and diluted	47,395,669	45,945,530

See accompanying notes to consolidated financial statements

Springbig Holding, Inc

Consolidated Statements of Changes in Stockholders’ Deficit

(in thousands, except share and per share data)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2023	45,339,762	$4	$27,887	$(36,565)	$(8,674)
Stock-based compensation	-	-	742	-	742
Issue of common stock (1)	255,102	-	37	-	37
Restricted stock units vesting	753,487	-	-	-	-
Net loss	-	-	-	(1,876)	(1,876)
Balance at December 31, 2024	46,348,351	$4	$28,666	$(38,441)	$(9,771)
Stock-based compensation	-	-	481	-	481
Issue of common stock (2)	1,191,563	-	49	-	49
Restricted stock units vesting	1,008,858	-	-	-	-
Net loss	-	-	-	(3,247)	(3,247)
Balance at December 31, 2025	48,548,772	$4	$29,196	$(41,688)	$(12,488)

(1)	Common shares issued in exchange for services rendered – see Note 18

(2)	Common shares issued in connection with the ViceCRM acquisition

See accompanying notes to consolidated financial statements

Springbig Holding, Inc

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(3,247)	$(1,876)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on note repurchase	-	(1,573)
Loss on asset disposal	131	-
Non-cash interest expense	968	108
Loss on debt extinguishment	-	636
Depreciation and amortization	75	180
Amortization of debt financing costs	72	359
Stock-based compensation expense	481	742
Credit loss expense	820	779
Amortization of operating lease right of use assets	288	364
Change in fair value of warrants	5	8
Changes in operating assets and liabilities:
Accounts receivable	(610)	(44)
Prepaid expenses and other current assets	(223)	609
Contract assets	21	85
Accounts payable and other liabilities	2,021	(1,146)
Operating lease liabilities	(443)	(189)
Deferred payroll tax credits	-	-
Deferred revenue	2	5
Net cash provided by (used in) operating activities	361	(953)

Cash flows from investing activities
Purchases of property and equipment	(40)	(64)
Net cash used in investing activities	(40)	(64)

Cash flows from financing activities
Proceeds from the issuance of convertible notes	-	6,400
Repayment of convertible notes	-	(2,895)
Proceeds from the issuance of term notes	-	1,600
Repayment of short-term cash advances	-	(1,925)
Repayment of related party payable	-	(540)
Cost of convertible and term note issuance	-	(775)
Net cash provided by financing activities	-	1,865

Net increase in cash and cash equivalents	321	848
Cash and cash equivalents, at beginning of the period	1,179	331
Cash and cash equivalents, at end of the period	$1,500	$1,179
Supplemental cash flows disclosures
Income taxes paid	$-	$4
Interest paid	$306	$1,061
Non-cash investing and financing activities
Common stock issued for services rendered relating to debt financing	$-	$37
Amount added to principal for non-cash interest on and non-cash amendment to Convertible Notes	$802	$510
Obtaining a right-of-use asset in exchange for a lease liability	$310	$2,781
Common stock issued in connection with the acquisition of ViceCRM	$49	$-
Right-of-use asset derecognized in connection with early lease termination	$2,413	$-

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

The Company’s common stock is now quoted for trading on the OTCQB Venture Market and its public warrants are now quoted for trading on the OTC Pink Market under their current trading symbols “SBIG” and “SBIGW,” respectively. The Company’s common stock started trading on the OTCQB Venture Market on September 6, 2023. The Company remains a reporting company under the Securities Exchange Act of 1934, as amended.

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

Going Concern, Liquidity and Management’s Plans

The Company has incurred recurring losses since inception, resulting in an accumulated deficit of approximately $41.7 million as of December 31, 2025. Cash flows provided by operating activities were $361 thousand for the year ended December 31, 2025. As of December 31, 2025, the Company had a working capital deficit of approximately $3.5 million, which includes $1.5 million of cash and cash equivalents.

The working capital deficit and note payable maturity raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issuance date of these consolidated financial statements.

The Company’s ability to continue as a going concern is dependent on its ability to improve liquidity and meet its obligations as they come due. Management’s plans to address these conditions include a combination of actions, which may include increasing revenue through greater customer usage and new customer acquisition, negotiating amendments or extensions of existing debt obligations, reducing operating costs, and pursuing strategic capital transactions. There can be no assurance that these plans will be successfully implemented or that they will generate sufficient liquidity on a timely basis.

The accompanying consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company had one customer representing 17% of total revenues for the year ended December 31, 2025, and the same customer represented more than 15% of total revenues for the year ended December 31, 2024.

At December 31, 2025, the Company had one customer representing 32% of accounts receivable and two customers represented 40% of accounts receivable at December 31, 2024.

The Company had one vendor representing 92% of cost of goods sold for the year ended December 31, 2025, and the same vendor represented 95% of cost of goods sold for the year ended December 31, 2024.

The Company had two vendors representing 74% of accounts payable as of December 31, 2025. At December 31, 2024, two vendors represented 59% of accounts payable.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. There are no cash equivalents at the years ended December 31, 2024 and 2025.

As of December 31, 2025, the Company exceeded the federally insured limits of $250,000 for interest and non-interest-bearing deposits. The Company had cash balances with a single financial institution in excess of the FDIC insured limits by amounts of $1.3 million as of December 31, 2025. The Company monitors the financial condition of such institution and have not experienced any losses associated with these accounts.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. The Company recognized a disposal loss on furniture and fixture costs of approximately $131,000 as a result of a new lease agreement and the move to a new office space in the year ended December 31, 2025. There were no impairment losses recognized in the year ended December 31, 2024.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is not amortized, but is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. The Company recorded approximately $17,000 of Goodwill in relation to the ViceCRM acquisition during the three months ended September 30, 2025. No impairment was recognized during the year ended December 31, 2025.

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

The Company has evaluated its tax positions for any uncertainties based on the technical merits of the positions taken. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be upheld on examination by taxing authorities. The Company has analyzed the tax positions taken and has concluded that as of December 31, 2025, and 2024, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability or disclosure in the financial statements.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09 (Topic 740), Improvements to Income Tax Disclosures. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as an expansion of other income tax disclosures. The Company adopted ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740), effective January 1, 2025. The ASU modifies certain income tax disclosure requirements and did not have an impact on the Company’s financial position, results of operations, or cash flows, other than expanded disclosures.

Recent Accounting Pronouncements Not Yet Adopted

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

In July 2025, the FASB issued ASU No. 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU amends certain aspects of the current expected credit loss (“CECL”) model as it applies to trade receivables and contract assets, including clarifications related to measurement methodologies and disclosure requirements. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods therein. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which clarifies the accounting for costs incurred in the development and implementation of internal-use software. The Company is currently evaluating the impact of this guidance on its consolidated financial statements. The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations, or cash flows.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accounts receivable	$1,583	$1,945
Unbilled receivables	720	694
Total receivables	2,303	2,639
Less allowance for credit loss	(300)	(426)
Accounts receivable, net	$2,003	$2,213

Credit loss expense was $0.8 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively. The accounts receivable, net balance as of December 31, 2023 was $2.2 million.

The following table details the activity related to the Company’s allowance for credit losses for the year ended December 31, 2025 (in thousands).

Allowance for credit losses
Outstanding balance, December 31, 2024	$426
Current-period provision for expected credit losses	820
Write-offs charged against the allowance, net of recoveries and other	(946)
Outstanding balance, December 31, 2025	$300

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Prepaid insurance	$56	$30
Other prepaid expense	139	165
Deposits	312	89
	$507	$284

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Computer equipment	$405	$452
Furniture and fixtures	15	178
Data warehouse	286	286
Software	229	196
Total cost	935	1,112
Less accumulated depreciation and amortization	(865)	(908)
Property and equipment, net	$70	$204

The useful life of computer equipment, furniture and fixtures, software and the data warehouse is 3 years. Intangible assets include data warehouse and software.

Depreciation and amortization expenses for the years ended December 31, 2025, and 2024 were $75,000 and $180,000, respectively. The amounts are included in general and administrative expenses in the consolidated statements of operations.

For the year ended December 31, 2025 the Company disposed of furniture and computer equipment associated with the office space that the Company vacated. The result of the disposal was a loss of $131,000 and is recorded in the Other Income and Expenses section of the condensed consolidated statement of operations.

NOTE 6 – GOODWILL

On July 31, 2025, the Company completed the acquisition of VICE CRM, an AI-enabled performance marketing platform designed to optimize return on investment for consumer marketing campaigns in highly regulated industries. The acquisition followed the Company’s announcement on March 17, 2025 of its intent to acquire VICE CRM and appoint its founder, Jaret Christopher, as Chief Executive Officer effective April 1, 2025.

The transaction was accounted for as a business combination in accordance with ASC 805, Business Combinations. As consideration for the acquisition, the Company issued approximately $49,000 of its common stock (1,191,563 shares).

The purchase price was allocated to the identifiable assets acquired based on their estimated fair values as of the acquisition date as follows:

Asset Acquired:	Amount
Software (recorded within property and equipment, net)	$32
Goodwill	17
Total consideration transferred	$49

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired and primarily reflects expected synergies from integrating the VICE CRM technology platform with the Company’s existing services.

The transaction also included a second issuance of Company stock that vests in July 2026 upon Jaret Christopher completing twelve months of service as Chief Executive Officer following the closing of the acquisition. As the vesting of these shares is contingent upon continued employment, the award is accounted for as stock-based compensation and is recognized as expense over the requisite service period within general and administrative expenses in the consolidated statements of operations.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued wages, commission and bonus	$797	$254
Accrued professional fees	89	110
Accrued interest on 2024 Secured Convertible and Term Notes	592	460
Sales tax payable	659	504
Deferred financial advisory fees	1,000	1,000
Accrued severance	468	-
Other liabilities	246	302
	$3,851	$2,630

NOTE 8 – RELATED PARTY TRANSACTIONS

During 2023, SpringBig’s former CEO, Jeffrey Harris, advanced and paid certain expenses on behalf of the Company, and there was a $540,000 related party payable on December 31, 2023, which was repaid in January 2024, following completion of the issuance of $6.4 million aggregate principal amount of 2024 Secured Convertible Notes and $1.6 million aggregate principal amount of 2024 Secured Term Notes.

Jeffrey Harris, former CEO, and Paul Sykes, former CFO, both participated in the debt financing transaction completed on January 23, 2024. Jeffrey Harris purchased $320,000 2024 Secured Convertible Notes, and $80,000 2024 Secured Term Notes. Paul Sykes purchased $25,000 2024 Secured Convertible Notes, and $6,250 2024 Secured Term Notes. Refer to Note 9. In January 2025 another investor in the debt financing agreement purchased $160,000 of the 2024 Secured Convertible Notes, and $40,000 of the 2024 Secured Term Notes from Jeffrey Harris. That same investor purchased the $25,000 of 2024 Secured Convertible Notes and $6,250 2024 Secured Term Notes from Paul Sykes in May 2025.

There are two members of the board of directors at December 31, 2025, who are related parties to investors in the debt financing transaction completed on January 23, 2024. In aggregate these investors purchased $5.2 million 2024 Secured Convertible Notes and $1.3 million 2024 Secured Term Notes. One of the investors was the party that purchased the notes from Jeffrey Harris and Paul Sykes. Refer to Note 9.

On March 31, 2025, Mr. Harris stepped down as the Company’s CEO. Pursuant to agreements entered into between Mr. Harris and the Company, the Company is required to grant to Mr. Harris 250,000 restricted stock units pursuant to its 2022 Long-Term Incentive Plan subject to vesting on the earlier of the occurrence of a change of control and March 31, 2026. Furthermore, the Company is required to pay Mr. Harris 3% and 2% of all revenue from gaming customers for years ending December 31, 2025, and 2026 respectively. In addition, the Company and Mr. Harris entered into a consulting agreement, whereby Mr. Harris will provide services to the Company for a twelve-month period commencing on April 1, 2025, including being available to the Board and management to help with questions that may arise and to assist the Company with strategic planning. As consideration for his services, Mr. Harris will receive a consulting fee of $450,000 payable in eighteen equal monthly instalments. As of December 31, 2025, the Company has not paid Mr. Harris’ for any services, nor has the Company issued the restricted stock units. The Company and Mr. Harris are currently engaged in litigation brought forth by Mr. Harris. The Company has accrued a settlement with Mr. Harris within the accrued expenses and other current liabilities section.

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

NOTE 9 – LONG-TERM DEBT

The table below presents the components of outstanding debt (in thousands):

	December 31, 2025	December 31, 2024
2024 Secured Term Notes – related parties	$1,386	$1,386
2024 Secured Term Notes	214	214
2024 Secured Convertible Notes – related parties	6,682	5,987
2024 Secured Convertible Notes	1,030	923
	9,312	8,510
Less deferred financing fees, net	(75)	(146)
	$9,237	$8,364

The amounts outstanding on December 31, 2025, include $802,000 non-cash interest added to the outstanding principal of the 2024 Secured Convertible Notes since issuance. Refer to Note 8 for details on related parties.

On January 23, 2024, the Company issued $1.6 million aggregate principal amount of 2024 Secured Term Notes and $6.4 million aggregate principal of 2024 Secured Convertible Notes to a group of investors.

The 2024 Secured Term Notes were initially due in January 2026 and accrued interest payable in cash semi-annually at a rate of 12% per annum. The 2024 Secured Convertible Notes were initially due in January 2026 and accrued interest which is added to the outstanding principal balance semi-annually at a rate of 8% per annum.

On November 11, 2024, the Company amended the terms of the 2024 Secured Term Notes and 2024 Secured Convertible Notes including extending the maturity date to January 23, 2027, amending the interest rates and adjusting the requirement for the Company to maintain a minimum cash balance of at least $1 million with the provision now applicable only at the end of any calendar month commencing on or after February 1, 2025. The Company was in compliance with all covenants as of December 31, 2025.

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

In connection with the aforementioned amendments, the Company determined that the change to the 2024 Secured Term Notes was a modification consistent with ASC 470. The Company determined that the change to the 2024 Secured Convertible Notes was an extinguishment consistent with ASC 470, with the old debt of $6.3 million was derecognized and the new debt of $6.9 million was recognized at estimated fair value. As such, a loss on extinguishment of $0.6 million was recognized in the accompanying consolidated statement of operations for the year ended December 31, 2024

The Company recorded interest expense for the years ended December 31, 2025 and 2024, of $1.3 million and $1.1 million, respectively in connection with the 2024 Secured Term Notes and 2024 Secured Convertible Notes.

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

On January 16, 2024, the Company and the noteholder executed an agreement for the Company to repurchase the outstanding note and associated warrants, and on January 23, 2024, the note and associated warrants were repurchased for $2.9 million. As such, the outstanding principal on the Secured Convertible Notes at December 31, 2025 and 2024 was $0. The Company recorded a $1.6 million gain on repurchase of the note for the year ended December 31, 2024.

The Company recorded $-0- and $14,000 of interest expense in connection with the Senior Secured Convertible Notes for the years ended December 31, 2025 and 2024, respectively.

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

At December 31, 2025, and 2024, the estimated fair value of the warrants was $16,000 and $11,200, respectively.

The Company recorded a change in fair value gain of approximately $5,000 and $8,000 for the years ended December 31, 2025 and 2024, respectively. These amounts are included in the statements of operations for the year ended December 31, 2025, and 2024.

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

The following table represents our revenues disaggregated by type (in thousands):

	December 31, 2025	December 31, 2024
Revenue
Brand revenue	$286	$396
Retail revenue	22,548	24,253
	$22,834	$24,649

Geographic Information

Revenue by geographical region consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Brand revenue
United States	$286	$396
Canada	-	-
Retail revenue
United States	21,864	23,481
Canada	684	772
	$22,834	$24,649

Revenues by geography are generally based on the country of the Company’s contracting entity. Total United States revenue was approximately 97% of total revenue for the years ended December 31, 2025 and 2024.

The Company has corrected the accounting for VIP subscriptions and wallet payments such that revenue on these products is now included on a net revenue basis. The impact of the revision was not considered material to the consolidated financial statements. Below is a summary of the impact of the revision for the three quarters ended March 31, June 30, and September 30, 2024, respectively.

	QUARTER ENDED			YEAR TO DATE
	March 31, 2024		March 31, 2024	March 31, 2024		March 31, 2024
	As reported	Adjustment	Revised	As reported	Adjustment	Revised
Revenues	$6,474	$(78)	$6,396	$6,474	$(78)	$6,396
Cost of revenues	(1,794)	78	(1,716)	(1,794)	78	(1,716)
Gross profit	$4,680	$-	$4,680	$4,680	$-	$4,680

	QUARTER ENDED			YEAR TO DATE
	June 30, 2024		June 30, 2024	June 30, 2024		June 30, 2024
	As reported	Adjustment	Revised	As reported	Adjustment	Revised
Revenues	$6,612	$(190)	$6,422	$13,086	$(268)	$12,818
Cost of revenues	(1,915)	190	(1,725)	(3,709)	268	(3,441)
Gross profit	$4,697	$-	$4,697	$9,377	$-	$9,377

	QUARTER ENDED			YEAR TO DATE
	September 30,		September 30,	September 30,		September 30,
	2024		2024	2024		2024
	As reported	Adjustment	Revised	As reported	Adjustment	Revised
Revenues	$6,425	$(281)	$6,144	$19,511	$(549)	$18,962
Cost of revenues	(1,990)	281	(1,709)	(5,699)	549	(5,150)
Gross profit	$4,435	$-	$4,435	$13,812	$-	$13,812

NOTE 13 – CONTRACT ASSETS

Contract assets consisted of the following as of (in thousands):

	December 31, 2025	December 31, 2024
Deferred sales commissions	$167	$188

The movement in the contract assets during the years ended December 31, 2025, and 2024 comprised the following (in thousands):

	December 31, 2025	December 31, 2024

Contract assets at start of the period	$188	$273
Expense deferred during the period	115	105
(Less) amounts expensed during the period	(136)	(190)
Contract assets at end of the period	$167	$188

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

The number of shares automatically added to the number of shares authorized for issuance on January 1, 2025 and 2024, was 2,317,417 and 2,266,988, respectively, being 5% of the number of the Company’s common stock issued and outstanding on December 31, 2023 and 2024. The total number of shares of common stock authorized for issuance under the 2022 Incentive Plan is 7,442,566 as of December 31, 2025.

Prior to the closing of the merger, Legacy SpringBig maintained an equity incentive plan (the “Legacy Incentive Plan”), which was originally established effective December 1, 2017. SpringBig has not granted any additional awards under the Legacy Incentive Plan following the business combination.

The following table summarizes information on stock options outstanding as of December 31, 2025, and 2024 under the Legacy Incentive Plan:

	Options outstanding		Options Vested and Exercisable
	Number of Options	Weighted Average Exercise Price (per share)	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price (per share)
Outstanding Balance, January 1, 2024	2,271,894	$0.57	2,244,102	4.76	$0.56
Options granted	-	-
Options exercised	-	-
Options forfeited and cancelled	(14,821)	$0.96
Outstanding Balance, December 31, 2024	2,257,073	$0.57	2,257,073	3.81	$0.57
Options granted	-	-
Options exercised	-	-
Options forfeited and cancelled	(926,039)	$0.69
Outstanding Balance, December 31, 2025	1,331,034	$0.48	1,331,034	2.66	$0.48

No options were exercised during the year ended December 31, 2025 and 2024.

As of December 31, 2025, the intrinsic value of the 1,331,034 options outstanding and exercisable was $0. As of December 31, 2025, all options are vested and exercisable and the total compensation cost related to non-vested awards not yet recognized was $0.

During the years ended December 31, 2025, and 2024, compensation expense recorded in connection with the Legacy Incentive Plan was $-0- and $35,000, respectively. These charges are recorded within general and administrative expenses on the Company’s consolidated statements of operations.

The following table summarizes information on Restricted Stock Units outstanding as of December 31, 2025, under the 2022 Incentive Plan:

	Restricted Stock Units Outstanding
	Number of RSU’s	Weighted Average Fair Value (per share)	Weighted Average Vesting (years)
Outstanding Balance, January 1, 2024	2,211,509	$0.80	2.2
RSU’s granted	1,382,500	$0.14
RSU’s forfeited and cancelled	(174,670)	$0.68
RSU’s vested and common stock issued	(753,487)	$0.87
Outstanding Balance, December 31, 2024	2,665,852	$0.45	1.7
RSU’s granted	15,992,103	$0.06
RSU’s forfeited and cancelled	(2,331,250)	$0.38
RSU’s vested and common stock issued	(1,008,892)	$0.30
Outstanding Balance, December 31, 2025	15,317,813	$0.06	4.7

During the years ended December 31, 2025, and 2024, compensation expense recorded in connection with the 2022 Incentive Plan was $481,000 and $707,000, respectively. These charges are recorded within general and administrative expenses on the Company’s consolidated statements of operations.

The remaining expense of approximately $785,000 will be recognized in future periods through April 2032. The Restricted Stock Units vest one-third on each of the first, second and third anniversary after issuance.

During 2025, the Company granted PSUs subject to market-based vesting conditions. The grant-date fair value was determined using a Monte Carlo simulation model and is recognized over the requisite service period, regardless of whether the market condition is achieved. Key assumptions included expected volatility, risk-free rate, and expected term consistent with the award structure. Total grant-date fair value was $429 thousand, with $379 thousand of unrecognized compensation expense remaining as of December 31, 2025, to be recognized over a weighted-average period of 6 years.

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

During the year ended December 31, 2023, the Company settled a dispute concerning the granting in 2017 of a non-exclusive, perpetual license to install and use certain of the Company’s software and derivative works, subject to certain limitations. As a result of the settlement, the Company recorded a liability of approximately $0.8 million. As of December 31, 2024, the Company has settled a portion of this liability through cash payments of $0.2 million and an equity issuance of $0.3 million. The remaining $0.3 million was paid in equal installments of $40,000 on the last day of each month until the balance was settled in full by July 2024.

Employee Retention Payroll Tax Credits

In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide economic and other relief as a result of the COVID-19 pandemic. The CARES Act includes, among other items, provisions relating to refundable employee retention payroll tax credits. Due to the complex nature of the employee retention credit computations, any benefits we may receive are uncertain and may significantly differ from our current estimates. We plan to record any benefit related to these credits upon both the receipt of the benefit and the resolution of the uncertainties, including, but not limited to, the completion of any potential audit or examination, or the expiration of the related statute of limitations. During the year ended December 31, 2023, we received $2.0 million related to these credits, recognized $0.6 million as an offset related to operating expenses thorough accounts payable, During the year ended December 31, 2025 the Company received an additional $0.2 million in the form of a payroll tax refund. We have deferred recognition of remaining $2.0 million, which is recorded in current liabilities on the accompanying consolidated balance sheets.

Vendor Commitment

In May 2025, the Company entered into an agreement with their largest vendor. As part of the agreement the Company has committed to spending a specified minimum monthly spend with the vendor for the next 34 Months, with additional 1 year renewals. The minimum monthly spend is reflected in each month reported, based on the activity for each month. Subsequent to year-end, the Company and the vendor amended the agreement to adjust the minimum monthly spend and in the process finalized all minimum monthly payment requirements relating to 2025. Those costs have all been recorded through the cost of revenues in the consolidated statements of operations.

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

In June 2022, the Company entered into a lease, for the Boca Raton office facilities, which became effective on January 1, 2024, after completion of leasehold improvements. The lease term was for 98 months, and monthly rental payments range from $38,000 to $48,000 over the life of the lease. In June 2025, the Company was able to terminate the existing lease. The Company is treating the transaction as a lease extinguishment. The lease included a termination penalty of $550,000, payable in two installments of $275,000, paid June 10, 2025, and the second paid on August 31, 2025. The Company subsequently entered a new lease for new office space, which became effective on May 1, 2025. The new lease term is for 36 months, and monthly rental payments of approximately $10,000 over the life of the lease.

As of December 31, 2025, and 2024, the following amounts were presented on the Company’s consolidated balance sheets in accordance with ASC 842 - Lease Accounting (in thousands):

Balance Sheet	December 31, 2025	December 31, 2024
Assets:
Right of use asset - operating lease	$365	$2,757
Liabilities:
Current	$215	$365
Non-current	154	2,551
Total operating lease liability	$369	$2,916

For the years ended December 31, 2025, and 2024, the Company’s operating lease cost was $426,000 and $641,000, respectively. Other information pertaining to capitalized assets and liabilities under the leasing standard is as follows (in thousands):

	Years Ended December 31,
Other information	2025	2024
Operating lease cost	$426	$641
Operating cash flows paid to operating leases	$401	$465
Right-of-use assets in exchange for new operating lease liabilities	$310	$2,781
Weighted-average remaining lease term - operating leases (months)	23	82
Weighted-average discount rate - operating leases	11%	9%

As of December 31, 2025, the Company’s lease liabilities mature as follows:

Fiscal Year:	Operating Leases
2026	$232
2027	133
2028	46
Total lease payments	411
Less imputed interest	(42)
Present value of lease liabilities	$369

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

Liabilities measured at fair value on a recurring basis

The balances of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2025, are as follows (in thousands):

At December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Public warrants	-	16	-	16
	$-	$16	$-	$16

Given the limited trading volumes for the public warrants, there were certain transfers of financial liabilities between Level 1 and Level 2 during the year ended December 31, 2024. There were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis during the year ended December 31, 2025.

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

The Company utilizes a fair value approach to account for its warrants based on the quoted price at December 31, 2025, and the calculation is consistent with ASC 820, Fair Value Measurement, with changes in fair value recorded in current earnings.

At December 31, 2025, the value of the public and private warrants was approximately $16,000 using a closing price of $0.0010. At December 31, 2024, the value of the public and private warrants was approximately $11,200 using a closing price of $0.0007.

Changes in Fair Value

The following tables provides a roll-forward in the changes in fair value for the years ended December 31, 2025, and 2024, for all liabilities for which the Company determines fair value on a recurring basis (in thousands):

Balance, January 1, 2024	$3
Change in fair value	8
Balance, December 31, 2024	$11
Change in fair value included in earnings for the period relating to liabilities held at December 31, 2024	$8

Balance, January 1, 2025	$11
Change in fair value	5
Balance, December 31, 2025	$16
Change in fair value included in earnings for the period relating to liabilities held at December 31, 2025	$5

Other Fair Value Considerations – Carrying value of accounts receivables, contract assets, prepaid expenses and other assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities and/or low credit risk.

NOTE 18 – STOCKHOLDERS’ DEFICIT

During the year ended December 31, 2024, the Company issued 255,102 shares as consideration for services rendered by advisors to the Company.

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

NOTE 19 – NET LOSS PER SHARE

As of December 31, 2025, and 2024, there were 48,548,772 and 46,348,351 shares of common stock issued and outstanding, respectively.

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

The following table reconciles actual basic and diluted earnings per share for the years ended December 31, 2025, and 2024, respectively (in thousands, except share and per share data).

	Years Ended December 31,
	2025	2024
Loss per share:
Numerator:
Net loss	$(3,247)	$(1,876)
Denominator:
Weighted-average common shares outstanding
Basic and diluted	47,395,669	45,945,530
Net loss per common share
Basic and diluted	$(0.07)	$(0.04)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share for the years ended December 31, 2025, and 2024 were as follows:

	Years Ended December 31,
	2025	2024
Shares subject to outstanding common stock options	1,331,034	2,257,073
Shares subject to convertible notes stock conversion	51,414,020	46,069,467
Shares subject to warrants stock conversion	16,000,000	16,000,000
Shares subject to contingent earn out	10,500,000	10,500,000
Restricted stock units	15,317,813	2,665,852

NOTE 20 – BENEFIT PLAN

The Company maintains a safe harbor 401(k) retirement plan for the benefit of its employees. The plan allows participants to make contributions subject to certain limitations. Company matching contributions were $317,000 and $363,000 for the years ended December 31, 2025 and 2024, respectively.

NOTE 21 – INCOME TAXES

U.S. and foreign components of loss from operations before income taxes were as follows (in thousands):

	Years Ended December 31,
	2025	2024
U.S.	$(3,205)	$(1,927)
Foreign	53	54
	$(3,152)	$(1,873)

The provision (benefit) for income taxes consists of the following, (in thousands):

	Years Ended December 31,
	2025	2024
Federal	$-	$-
State	2	3
International	93	-
Deferred	-	-
Federal	-	-
State	-	-
International	-
	$95	$3

The Company’s actual provision for income taxes from operations differ from the federal expected income tax provision as follows (in thousands):

	December 31, 2025		December 31, 2024
	Amount	Rate	Amount	Rate
U.S. federal income tax provision at statutory rate	$(576)	21%	$(393)	21%
State income taxes, net of federal income tax benefit:
California	1	0%	1	0%
Massachusetts	1	0%	-	-%
Other	-	-%	1	0%
Foreign tax effects (Canada):
Statutory income tax rate differential	3	0%	2	0%
Change in valuation allowance	(226)	8%	(41)	2%
Effect of income tax rate changes on deferred items	-	-%	39	(2)%
Global Intangible Low-Taxed Income (GILTI)	11	0%	9	0%
Changes in valuation allowances	384	(14)%	233	(12)%
Nontaxable or nondeductible items:
Gain on repurchase	-	-%	(93)	5%
Other nontaxable or nondeductible items	3	0%	3	0%
Changes in unrecognized tax benefits	318	(12)%	-	-%
Other:
Gain on repurchase	(27)	1%	(24)	1%
Stock based compensation	219	(8)%	253	(14)%
Other nontaxable or nondeductible items	(16)	1%	13	(1)%
Provision for income taxes	$95	(3)%	$3	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, Management evaluates whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on Management’s evaluation, the net deferred tax asset was offset by a full valuation allowance as of December 31, 2025, and 2024, respectively. The deferred tax asset valuation allowance will be reversed if and when the Company generates sufficient taxable income in the future to utilize the tax benefits of the related deferred tax assets.

The tax effects of temporary difference that give rise to a significant portion of deferred tax assets and tax liabilities for the years ended December 31, 2025, and 2024 are as follows (in thousands):

	Years Ended December 31,
	2025	2024
Deferred tax assets:
Accrued expenses and other liabilities	$162	$128
Net operating loss - US Federal	6,229	5,632
Net operating loss - US State	1,415	1,060
Net operating loss – Foreign	431	670
Intangibles	91	79
Operating lease liability	93	730
Research and development	1,847	2,070
Property and equipment, net	9	-
Stock based compensation	137	247
Total gross deferred tax assets	$10,414	$10,616
Less: valuation allowance	(10,266)	(9,788)
Total deferred tax assets	148	828
Deferred tax liabilities:
Prepaid expenses and other assets	$(14)	$(38)
Deferred commissions	(42)	(47)
Operating lease right of use asset	(92)	(690)
Property and equipment, net	-	(53)
Total deferred tax liabilities	(148)	(828)

Net deferred income tax asset (liability)	$-	$-

The Company has incurred significant losses in recent periods. As a result, we maintained valuation allowances against our domestic and foreign deferred tax assets as of December 31, 2025 and 2024, to reduce their carrying values to amounts that are realizable either through future reversals of existing taxable temporary differences or through taxable income in carryback years for the applicable jurisdictions.

At December 31, 2025, the Company has federal net operating loss available to carryforward of approximately $29.7 million which will be carried forward indefinitely. Pursuant to IRC §382 of the Internal Revenue Code, the utilization of net operating loss carryforwards may be limited as a result of a cumulative change in stock ownership of more than 50% over a three-year period. The Company has not determined whether such a change has occurred and accordingly, the utilization of the net operating loss carryforwards may be subject to certain limitations.

The Company has state and foreign net operating losses available to carryforward of approximately $29.7 million and $-0- million, respectively, which begin expiring in 2033 and 2037, respectively, as of December 31, 2025.

The Company has evaluated its tax positions for any uncertainties based on the technical merits of the positions taken. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be upheld on examination by taxing authorities. The Company has analyzed the tax positions taken and has concluded that, other than uncertain tax positions related to Canada transfer pricing, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability or disclosure in the financial statements. The Company recorded a liability for uncertain tax positions related to Canada transfer pricing, which impacted the 2025 net operating loss. The summary of uncertain tax positions for the years ended December 31, 2025 and 2024 are as follows:

	2025	2024
Balance as of beginning of year	$-	$-
Increase to current year tax position	-	-
Increases to prior year tax positions	226	-
Decrease in tax positions	-	-
Balance as of year end	$226	$-

The Company accrues interest and penalties arising on the underpayment of taxes if the full benefit of a tax position is not recognized in the financial statements. In accordance with ASC 740, Accounting for Income Taxes, interest and penalties are recorded as income tax expense. The Company recorded interest and penalties related to uncertain tax positions associated with Canada transfer pricing during the year ended December 31, 2025. There were no penalties or interest paid or incurred during the twelve months ended December 31, 2024.

Management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, including federal and certain state taxing authorities. The Company has no examinations in progress and is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax liabilities will significantly change in the next twelve months. The Company’s 2022 through 2024 tax years are open for examination for federal and state taxing authorities.

The Company made no income tax payments, net of refunds, during the year ended December 31, 2025. Accordingly, disaggregation of income taxes paid by federal, state, and foreign jurisdictions is not applicable for the period presented.

In 2025, the U.S. government enacted federal tax legislation that modifies certain provisions of the Internal Revenue Code, including changes to the limitation on the deductibility of business interest expense under Section 163(j), the capitalization and amortization of research and experimental expenditures under Section 174, bonus depreciation rules, and certain loss and credit utilization provisions.

The Company evaluated the impact of the legislation in accordance with ASC 740, Income Taxes. The effects of changes in tax law are recognized in the period of enactment. Based on the Company’s analysis, the enactment of this legislation did not result in a material change to the Company’s deferred tax assets or liabilities as of December 31, 2025 and did not materially impact the Company’s effective tax rate for the year then ended.

The Company maintains a full valuation allowance against its U.S. federal deferred tax assets due to cumulative historical losses and uncertainty regarding the realization of such assets. As a result, changes to federal tax attributes, including those related to Section 174 capitalization, did not have a material impact on the Company’s consolidated financial statements.

The Company will continue to monitor interpretive guidance and any additional regulatory developments related to this legislation.

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

The following table presents selected financial information with respect to the Company’s single operating segment:

	Year Ended December 31,
	2025	2024
Net revenue	$22,834	$24,649
Cost of revenue	6,848	6,655
Gross profit	15,986	17,994
Less: Employee expense	9,929	11,651
Contractor expense	966	929
Occupancy expenses	784	998
Professional services expense	1,323	703
Technology platform hosting expense	708	691
Credit loss expense	820	779
Other expenses (1)	3,182	2,843
Loss from operations	$(1,726)	$(600)
Interest income	34	6
Interest expense	(1,324)	(2,208)
Gain on note repurchase	-	1,573
Loss on debt extinguishment	-	(636)
Loss on asset disposal	(131)	-
Change in fair value of warrants	(5)	(8)
Income taxes	(95)	(3)
Net loss	$(3,247)	$(1,876)

(1)	Other expenses include all other recurring operating expenses, including insurance, subscriptions for software used in the operations, stock-based compensation, depreciation and amortization, and legal settlements.

The measure of segment assets is reported on the balance sheet as consolidated assets.

NOTE 23 – SUBSEQUENT EVENTS

On February 6, 2026, the Company notified the holders of the 2024 Secured Convertible Notes and the 2024 Secured Term Notes that the Company was not in compliance with the minimum cash covenant under the applicable note agreements for the month of January 2026. Subsequently, the Company provided to the holders a compliance certificate stating that the Company was in compliance with the minimum cash covenant under the applicable note agreements for the month of February 2026. The Company is actively engaged in discussions with the note holders regarding a potential waiver or amendment of the covenant. While these discussions are ongoing, the covenant non-compliance constitutes an event of default, which provides the note holders with certain contractual rights and remedies, including the ability to accelerate the outstanding indebtedness and exercise other rights under the agreements.

Subsequent to December 31, 2025, the Company entered into a confidential settlement agreement with a former executive, Jeffrey Harris, to resolve previously disclosed disputes. The Company believes the agreement reduces potential litigation exposure and uncertainty associated with this matter and does not expect the resolution to have a material adverse effect on its financial position, results of operations, or liquidity.

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

Our management, with the participation of the Company’s Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025, providing reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the required time periods and communicated to management as appropriate to allow timely decisions regarding disclosure.

This conclusion reflects the remediation of previously identified material weaknesses in internal control over financial reporting. During 2025, the Company implemented control enhancements to its financial close and reporting processes and information technology general controls, and management determined that such material weaknesses were remediated as of December 31, 2025.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).

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

Management has concluded that all material weaknesses have been remediated and the Company does not have any material weaknesses as of December 31, 2025.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

Item 9B. Other Information

During the year ended December 31, 2025, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

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

Item 14. Principal Accountant Fees and Services.

The information required under this Item will be contained in the definitive Proxy Statement, incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File #
2.1	Amended and Restated Merger Agreement with Amendment No. 1.	Proxy Statement / Prospectus	Annex A	May 17, 2022	333-262628
3.1	Certificate of Incorporation of SpringBig Holdings, Inc.	10-K	3.1	March 28, 2023	001-40049
3.2	By-Laws of SpringBig Holdings, Inc.	10-K	3.2	March 28, 2023	001-40049
4.1	Senior Secured Original Issue Discount Convertible Promissory Note dated June 14, 2022 between SpringBig Holdings, Inc. and the holder party thereto.	8-K	4.1	June 21, 2022	001-40049
4.2	Common Stock Purchase Warrant SpringBig Holdings Inc.	8-K	4.2	June 21, 2022	001-40049
4.3	Amendment to Secured Original Issue Discount Convertible Promissory Note dated December 1, 2022 between SpringBig Holdings, Inc. and the holder party thereto.	8-K/A	10.1	December 01, 2022	001-40049
4.4	Description of Securities of SpringBig Holdings Inc.	10-K	4.4	March 28, 2023	001-40049
4.5	Warrant Agreement, dated as of February 11, 2021, by and between Tuatara Capital Acquisition Corporation and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	4.1	February 17, 2021	001-40049
4.6	Senior Secured Convertible Promissory Note of SpringBig Holdings, Inc., dated as of January 23, 2024.	8-K	4.1	January 24, 2024	001-40049
4.7	Senior Secured Term Promissory Note of SpringBig Holdings, Inc., dated as of January 23, 2024.	8-K	4.2	January 24, 2024	001-40049
4.8	First Amendment to SpringBig Holdings, Inc. Senior Secured Term Promissory Note	10-Q	4.1	November 13, 2024	001-40049
4.9	First Amendment to SpringBig Holdings, Inc. Senior Secured Convertible Promissory Note	10-Q	4.2	November 13, 2024	001-40049
10.1	Form of Sponsor Escrow Agreement.	8-K	10.1	June 21, 2022	001-40049
10.2	Amended and Restated Registration Rights Agreement, dated June 14, 2022, by and among New SpringBig, the Sponsor and other holders party thereto.	8-K	10.2	June 21, 2022	001-40049
10.3	Form of Subscription Agreement.	8-K	10.2	November 09, 2021	001-40049
10.4	Securities Purchase Agreement, dated April 29, 2022, among Tuatara Capital Acquisition Corporation, and L1 Capital Global Opportunities Master Fund.	8-K	10.1	May 02, 2022	001-40049
10.5	Registration Rights Agreement, dated June 14, 2022, among SpringBig Holdings, Inc. and the investors party thereto.	8-K	10.5	June 21, 2022	001-40049
10.6#	SpringBig Holdings, Inc. 2022 Long-Term Incentive Plan.	8-K	10.6	June 21, 2022	001-40049
10.7#	Executive Employment Agreement, dated November 8, 2021 by and between SpringBig and Jeffrey Harris.	8-K	10.7	June 21, 2022	001-40049

10.8#	Executive Employment Agreement, dated November 8, 2021 by and between SpringBig and Paul Sykes.	8-K	10.8	June 21, 2022	001-40049
10.9†	Purchase Agreement, dated April 29, 2022, between Tuatara Capital Acquisition Corporation and CF Principal Investments LLC.	8-K	10.2	May 02, 2022	001-40049
10.10	Registration Rights Agreement, dated April 29, 2022, between Tuatara Capital Acquisition Corporation and CF Principal Investments LLC.	8-K	10.3	May 02, 2022	001-40049
10.11†	Amendment No. 1 to Purchase Agreement, dated July 20, 2022, by and between SpringBig Holdings, Inc. and CF Principal Investments LLC.	S-1	10.11	July 22, 2022	333-266293
10.12	Amendment to Purchase Agreement, dated December 1, 2022, by and between SpringBig Holdings, Inc. and L1 Capital Global Opportunities Master Fund.	8-K/A	10.1	December 01, 2022	001-40049
10.13	Amendment No. 2 to Purchase Agreement, dated December 28, 2022, by and between SpringBig Holdings, Inc. and L1 Capital Global Opportunities Master Fund.	8-K	10.1	December 29, 2022	001-40049
10.14	Settlement Agreement, dated September 7, 2023, by and between Yuzz Buzz, LLC, Jason Wright, and Michael Gross, on the one hand, and SpringBig, Inc., Medici Holdings V, Inc. (f/k/a SpringBig, Inc.), SpringBig Holdings, Inc. and Jeffrey Harris, on the other hand.	8-K	10.1	September 13, 2023	001-40049
10.15	Standard Merchant Cash Advance Agreement, dated as of July 25, 2023, by and between SpringBig Holdings, Inc. and Cedar Advance LLC.	10-Q	10.2	November 13, 2023	001-40049
10.16	Agreement for the Purchase and Sale of Future Receipts, dated as of October 13, 2023, by and between SpringBig, Inc. and Agile Capital Funding LLC.	10-Q	10.3	November 13, 2023	001-40049
10.17	Debt Settlement Agreement, dated as of January 16, 2024, by and among SpringBig Holdings, Inc., SpringBig, Inc. and L1 Capital Global Opportunities Master Fund.	8-K	10.1	January 24, 2024	001-40049
10.18	Note Purchase Agreement, dated January 23, 2024, by and among SpringBig Holdings, Inc. and the purchasers party thereto.	8-K	10.2	January 24, 2024	001-40049
10.19	Registration Rights Agreement, dated January 23, 2024, by and among SpringBig Holdings, Inc. and the investors party thereto.	8-K	10.3	January 24, 2024	001-40049
10.20	Director Nomination Agreement, dated January 23, 2024, by and among SpringBig Holdings, Inc., Shalcor Management, Inc. and Lightbank II, L.P.	8-K	10.1	January 29, 2024	001-40049
10.21#	Separation and Release of Claims Agreement, dated as of January 15, 2025, by and between SpringBig, Inc., SpringBig Holdings, Inc. and Jeffrey Harris	8-K	10.1	January 22, 2025	001-40049

10.22#	Separation and Release of Claims Agreement, dated as of January 15, 2025, by and between SpringBig, Inc., SpringBig Holdings, Inc. and Paul Sykes	8-K	10.2	January 22, 2025	001-40049
10.23#	Offer Letter between SpringBig Holdings, Inc. and Jaret Christopher	8-K	10.1	March 21, 2025	001-40049
10.24#	Offer Letter between SpringBig Holdings, Inc. and James Cabral	8-K	10.1	May 13, 2025	001-40049
10.25#	Offer Letter between SpringBig Holdings, Inc. and Jason Moos	8-K	10.2	May 13, 2025	001-40049
10.26	Equity Purchase Agreement, dated as of July 31, 2025, by and among SpringBig Holdings, Inc., VICE CRM, LLC, Jaret Christopher, David Schachter, and Luis Aristides Diaz Madrid	8-K	10.1	August 6, 2025	001-40049
10.27#	First Amendment to the Separation Agreement, dated as of May 7, 2025, by and between SpringBig Holdings, Inc. and Paul Sykes	10-Q	10.4	August 14, 2025	001-40049
16.1	Letter from Marcum LLP, dated April 10, 2024, to the Securities and Exchange Commission	8-K	16.1	April 11, 2024	001-40049
19.1	Insider Trading Policy	10-K	19.1	March 28, 2025	001-40049
21.1*	Subsidiaries of SpringBig Holdings, Inc.
23.1*	Consent of WithumSmith+Brown, PC Independent Registered Public Accounting Firm of SpringBig Holdings, Inc.
24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	SpringBig Holdings, Inc. 2022 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 28, 2023).	DEF 14A	Appendix B	April 28, 2023	001-40049
99.2	Form of Restricted Stock Unit Agreement.	S-8	99.2	August 22, 2022	333-267011
99.3	Form of Restricted Stock Agreement	S-8	99.3	August 29, 2025	333-289956
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management or compensatory plan.
†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SpringBig Holdings, Inc.

By:	/s/ Jaret Christopher
Name:	Jaret Christopher
Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	March 26, 2026

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jaret Christopher and Jason Moos, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jaret Christopher	Chief Executive Officer and Director	March 26, 2026
Jaret Christopher	(principal executive officer)

/s/ Jason Moos	Chief Financial Officer	March 26, 2026
Jason Moos	(principal financial officer and
principal accounting officer)

/s/ Larry Ellis	Director	March 26, 2026
Larry Ellis