Form 10-K/A
period 2025-12-31
SpringBig Holdings, Inc.
filed 2026-05-04
CIK 1801602

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

Ste. 340

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

SpringBig Holdings, Inc. (the “Company,” “we,” “us,” “our,” or “SpringBig”) previously filed its Annual Report on Form 10-K for the year ended December 31, 2025 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on March 27, 2026. In accordance with General Instruction G(3) of Form 10-K, this Amendment No. 1 to the Original Form 10-K (this “Amendment”) is being filed solely for the purpose of filing the information required to be filed in Part III of Form 10-K, including the deletion of the reference on the cover of the Original Filing to the incorporation by reference of certain information from our proxy statement into Part III of the Original Filing.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our business and affairs are managed under the direction of our Board of Directors. Our Board of Directors consists of two members, with Jaret Christopher serving as Chairman, for a total of five board seats, three of which are vacant. Our Bylaws provide for a classified Board of Directors divided into three classes, with the classes to be as nearly equal in number as possible, serving staggered terms as follows:

●	Class I, which consists of two vacant seats, and which terms would have expired at SpringBig’s fourth annual meeting following the effectiveness of its Certificate of Incorporation;

●	Class II, which consists of Jaret Christopher, whose term will expire at SpringBig’s fifth annual meeting following the effectiveness of its Certificate of Incorporation, and one vacant seat, which term would have expired at the same time; and

●	Class III, which consists of Larry Ellis, whose term will expire at the third annual meeting following the effectiveness of its Certificate of Incorporation.

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

Effective on July 29, 2025, Jeffrey Harris informed the Company that he had resigned as a member of the Board, of which he served as Chairman. Mr. Harris’ resignation email did not state that his resignation was due to any disagreements with the Company or the Board. On August 11, 2025, the Company received a letter from Mr. Harris (the “Harris Letter”) indicating that disagreements with the Company led to his decision to resign from the Board. See “Item 11. Executive Compensation—Executive and Director Compensation—Executive Employment Arrangements—Mr. Harris Agreement.”

On August 4, 2025, the Board appointed Mr. Christopher, the Company’s Chief Executive Officer, as Chairman of the Board. Mr. Christopher was not selected pursuant to any arrangement or understanding between him and any other person. In addition, the Board reduced the size of the Board to five directors.

On September 4, 2025, Sergey Sherman notified the Board of his resignation as a member of the Board, including its Audit Committee, effective as of such date. Mr. Sherman’s resignation did not result from any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On September 24, 2025, the Board appointed Larry Ellis to the Board and to serve on the Audit Committee following the resignation of Sergey Sherman on September 4, 2025. The Board determined that Mr. Ellis is an independent director and an “audit committee financial expert.” Mr. Ellis serves as a Class III director with a term expiring at the Annual Meeting. Mr. Ellis was not selected pursuant to any arrangement or understanding between him and any other person.

On September 29, 2025, Marc Shiffman notified the Board of his resignation as a member of the Board, including its Audit Committee, effective as of such date. Mr. Shiffman’s resignation did not result from any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On February 5, 2026, Matt Sacks and Mark Silver notified the Board of their resignations as members of the Board. The resignations of Mr. Sacks and Mr. Silver were not due to any disagreements with the Company or the Board on any matter relating to the Company’s operations, policies, or practices. Since that date, the Board has comprised of Jaret Christopher and Larry Ellis.

Board of Directors (ages listed herein are as of February 10, 2026)

Jaret Christopher, age 54, has served as the Company’s Chief Executive Officer since April 1, 2025, a member of the Board of Directors since April 23, 2025 and Chairman of the Board since August 4, 2025. He brings extensive leadership experience in Software as a Service (SaaS)-based businesses and knowledge of the cannabis market. Most recently, Mr. Christopher was General Manager and Vice President, CRM Software at WM Technologies, Inc., a position he held from 2021 until 2024 following the sale of Sprout, a customer relationship management (CRM) and marketing software company he founded, to WM Technologies, Inc. in 2021. Prior to starting Sprout in 2017, Mr. Christopher was founder and Chief Executive Officer of multiple SaaS-based technology start-up businesses that he led to successful exits.

Mr. Christopher is qualified to serve on the Board of Directors of SpringBig based on his service as the Company’s Chief Executive Officer, as well as his substantial business, leadership and management experience in the industry.

Larry Ellis, age 49, has served as a member of the Board of Directors of SpringBig since September 24, 2025. Mr. Ellis brings over 20 years of experience advising boards of directors and executive leadership, with a deep focus on clients operating in technology and regulated industries. Mr. Ellis has been a partner at Miller Thomson LLP, a leading national Canadian law firm, since January 2020, and has continued to concentrate on special situations, governance, and operational transitions, including high-impact mandates involving tech companies in regulated verticals such as energy, healthcare, and fintech. Mr. Ellis has acted for dozens of public companies, advising on fiduciary duties, governance frameworks, strategic transactions, operational restructuring, capital markets activity, and litigation management. He is particularly well regarded for guiding companies through periods of uncertainty or industry disruption—especially where regulatory frameworks intersect with innovation. His experience includes supporting boards on risk oversight, compliance strategy, and corporate growth in environments requiring regulatory navigation and technological scaleup. In 2024, Mr. Ellis earned his Executive MBA from the Kellogg School of Management at Northwestern University, where he focused on strategy, finance, and leadership in emerging and regulated industries. Mr. Ellis brings a boardroom-tested perspective, cross-border experience, and a strong alignment with companies operating in complex or regulated sectors—particularly those undergoing rapid growth, technological transformation, or governance change.

We believe that Mr. Ellis’s experience on our Board of Directors, as well as his extensive management, legal, and advisory experience in the legal and technology space, make him well qualified to serve on SpringBig’s Board of Directors.

Certain Former Members of the Board of Directors

Jeffrey Harris, age 61, served as Chairman and a member of the Board of Directors of SpringBig since founding the Company until his resignation in July 2025 Mr. Harris served as Chief Executive Officer of SpringBig since founding the Company until his resignation in March 2025. Mr. Harris was the CEO of legacy SpringBig, Inc. since founding the company and became CEO of SpringBig in connection with the closing of the merger. Prior to founding SpringBig, Mr. Harris also founded InteQ (formally SHC Direct LLC) in 1997, a leading customer relationship marketing company offering specialized expertise in the planning, implementation and ongoing execution of strategic loyalty programs.

We believe Mr. Harris’ experience made him well qualified to serve on the Board of Directors of SpringBig at the time when he had that role.

Matt Sacks, age 34, served as a member of the Board of Directors from his appointment by the Board on January 23, 2024 until his resignation on February 5, 2026. Mr. Sacks brought extensive experience of investing in technology businesses from his role as Co-Managing Partner of Lightbank, which he has served since 2020, and previously as a Principal at New Enterprise Associates. Since 2018, Mr. Sacks has served as Executive Chairman of Luminary Media, a podcasting company he founded. From 2018 to 2020, Mr. Sacks served as Chief Executive Officer of Luminary Media. In addition, Mr. Sacks has served on the board of directors of Sparkplug Corporation since December 2022. He started his career as a member of the Technology, Media and Telecom investment banking team at Goldman Sachs.

We believe that Mr. Sacks’s extensive experience investing in and managing technology businesses, made him well qualified to serve on SpringBig’s Board of Directors at the time when he had that role.

Sergey Sherman, age 55, served as a member of the Board of Directors of SpringBig from June 14, 2022 until his resignation on September 4, 2025. He has served as Tuatara’s Chief Financial Officer since its inception until June 2022 and brought over 20 years of professional experience across investment banking and finance with expertise in private equity, mergers and acquisitions, leveraged finance and credit. Mr. Sherman joined Tuatara Capital in 2019 and as Managing Director - Investments is responsible for all aspects of the investment process including origination, transaction structuring, due diligence, financing and portfolio management. Prior to Tuatara Capital, Mr. Sherman was a Managing Director at Société Générale’s investment banking group in the U.S. and was previously in the financial sponsors groups at RBC Capital Markets and J.P. Morgan. Prior to investment banking, he was an executive in the business development/mergers and acquisitions group at GE Capital. Mr. Sherman started his career as a nuclear submarine officer in the U.S. Navy. Mr. Sherman has a B.S. in Electrical Engineering from Carnegie Mellon University and holds an MBA from The George Washington University.

We believe Mr. Sherman’s experience in transaction execution, investment banking and the investing in the cannabis sector made him well qualified to serve on SpringBig’s Board of Directors at the time when he had that role.

Marc Shiffman, age 58, served as a member of the Board of Directors, Lead Independent Director and member of the Audit Committee of SpringBig from September 23, 2024 until his resignation on September 29, 2025. Mr. Shiffman is the former President and Chief Executive Officer, and served on the board of directors, at SMS Assist, a technology platform serving the property services management industry, which was acquired by Lessen Inc. in January 2023. Before being named CEO in April 2019, Mr. Shiffman was President and Chief Financial Officer. Mr. Shiffman currently serves on the Chicago Innovation Board of Advisors. Mr. Shiffman earned his bachelor’s degree in economics from the Wharton School of the University of Pennsylvania and his M.B.A. from The University of Chicago Booth School of Business.

We believe that Mr. Shiffman’s experience on our Board of Directors, as well as his extensive management and financial experience in technology businesses, made him well qualified to serve on SpringBig’s Board of Directors at the time when he had that role.

Mark Silver, age 66, served as a member of the Board of Directors from his appointment by the Board on May 10, 2024 until his resignation on February 5, 2026. Mr. Silver is President of Optus Capital Corporation. Mr. Silver has made significant real estate investments in both development stage and income producing properties in the residential, commercial and industrial sectors over his 36-year business career. Over the last 23 years, these investments have been made through his company, Optus Capital Corporation. Mr. Silver was a founding partner and Chief Executive Officer of Universal Energy, which was sold in 2009 to Just Energy Group Inc. He co-founded Direct Energy Marketing and grew the company to over $1.3 billion in revenues before selling to Centrica PLC (also known as British Gas) in 2000. Mr. Silver is Chairman and Chief Executive Officer of Eddy Smart Home Solutions Ltd.

We believe that Mr. Silver’s experience on our Board of Directors, as well as his extensive management and investment experience, made him well qualified to serve on SpringBig’s Board of Directors at the time when he had that role.

Family Relationships

There are no family relationships between the members of our Board of Directors and our executive officers.

Director Independence

The Board of Directors of SpringBig has determined that Mr. Ellis qualifies as an independent director, as defined under the listing rules of The Nasdaq Stock Market LLC (the “Nasdaq listing rules”), and that the Board of Directors of SpringBig consists of one “independent director”, as defined under the rules of the SEC and Nasdaq listing rules relating to director independence requirements, notwithstanding the fact that our Common Stock is no longer listed on Nasdaq.

Board Committees

The Board of Directors of SpringBig maintains an audit committee. The Board of Directors of SpringBig has adopted a charter for this committee, which complies with the applicable requirements of current SEC rules. A copy of the charter for this committee is available on the investor relations portion of SpringBig’s website.

Audit Committee

SpringBig’s audit committee consists of Larry Ellis and one vacancy. Mr. Ellis serves as chair of the audit committee. The Board of Directors has determined that the member of the audit committee satisfies the independence and other requirements of Nasdaq and Rule 10A-3 under the Exchange Act, including that each member of the audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements (even though our Common Stock is no longer listed on Nasdaq). In arriving at this determination, the Board of Directors of SpringBig examined the audit committee member’s scope of experience and the nature of their prior and/or current employment.

The Board of Directors of SpringBig has determined that the chair of the audit committee qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of Nasdaq listing rules (even though our Common Stock is no longer listed on Nasdaq). In making this determination, the Board of Directors of SpringBig considered Mr. Ellis’s formal education and previous and extensive experience in management and advisory roles. Both SpringBig’s independent registered public accounting firm and management periodically meet privately with SpringBig’s audit committee.

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

The Board will consider director candidates recommended by stockholders. The Board does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the Board to become nominees for election to the Board may do so by providing timely notice in writing to our Chief Financial Officer at c/o SpringBig Holdings, Inc., 621 NW 53rd Street, Suite 340, Boca Raton, Florida 33487. To be timely, we must receive the notice not less than 90 days nor more than 120 days prior to the anniversary of the prior year’s annual meeting of stockholders; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 30 days after such anniversary date, we must receive the stockholder’s notice (i) no earlier than the close of business on the 120th day prior to the proposed date of the annual meeting and (ii) no later than the close of business on the later of the 90th day prior to the annual meeting or the 10th day following the day on which we first make a public announcement of the date of the annual meeting. Submissions must include the specific information required in Article III of our Bylaws. For additional information about our director nomination requirements, please see our Bylaws.

Meetings of The Board and Its Committees

The Board met 7 times during the fiscal year ended December 31, 2024 and 4 times during the fiscal year ended December 31, 2025. The Audit Committee met 4 times during the fiscal year ended December 31, 2024 and 4 times during the fiscal year ended December 31, 2025. Each director attended 75% or more of the aggregate number of meetings of the Board and of the committees on which he or she served, held during the portion of the fiscal year ended December 31, 2024 and December 31, 2025 for which he or she was a director or committee member.

Director Compensation

See “Executive and Director Compensation” under Item 11. Executive Compensation above for information regarding compensation paid to our directors.

Executive Officers (ages listed herein are as of February 10, 2026)

Jaret Christopher also serves as a member and Chairman of the Board of Directors of SpringBig. See above under the heading “— Board of Directors.”

Jason Moos, age 46, has served as the Chief Financial Officer of SpringBig since May 8, 2025. Mr. Moos brings over 20 years of financial and operational leadership. Mr. Moos previously served as the Chief Financial Officer at Fleetworthy Solutions from July 2024 through March 2025, where he led two major acquisitions and expanded the company’s market presence in the fleet software sector. Prior to that role, he held senior leadership roles over 12 years at SMS Assist, including as Chief Financial Officer from February 2022 to March 2024, Executive Vice President, Finance & Accounting from February 2021 to February 2022 and Vice President Finance May 2016 to February 2021, where he was instrumental in scaling the company’s revenue and driving one of the largest private-to-private deals in proptech history. Mr. Moos is a C.P.A. and holds a Bachelor’s Degree from Miami University, with a deep background in mergers and acquisitions, financial strategy, and operational growth.

James Cabral, age 53, has served as the Chief Operating Officer of SpringBig since May 8, 2025. Mr. Cabral brings a wealth of experience in leading high-performance go-to-market teams. With a track record of success at both early-stage startups and large public companies, Mr. Cabral most recently served at Warehouse Exchange as Chief Operating Officer from July 2024 to April 2025 and Chief Revenue Officer from March 2021 to July 2024. There, he oversaw sales, marketing, and operations for a platform dedicated to optimizing commercial real estate usage. Prior to that, he held key executive roles at Gordian—where he led the RSMeans division through its acquisition by Fortive—and OneSource, where he played a pivotal role in guiding the company through a successful acquisition.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2025, we believe that all of our officers, directors and greater than 10% beneficial owners timely filed all reports required by Section 16(a) of the Exchange Act except for one untimely report on Form 3 for James Cabral, Chief Operating Officer, and one untimely report on Form 3 for Larry Ellis, Director, in each case, due to an unanticipated delay in obtaining the reporting persons’ EDGAR filing codes.

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

SpringBig’s named executive officers, including its principal executive officer, as of December 31, 2025, were:

●	Jaret Christopher, SpringBig’s Chief Executive Officer;

●	Jason Moos, SpringBig’s Chief Financial Officer;

●	James Cabral, SpringBig’s Chief Operating Officer;

Table

The following table provides information regarding the compensation earned by or paid to SpringBig’s named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Jaret Christopher	2025	$356,280	$—	$—	$—	$—	$—	$356,280
Chief Executive Officer(1)
Jason Moos	2025	$272,940	$—	$—	$—	$—	$—	$272,940
Chief Financial Officer(2)
James Cabral	2025	$191,667	$—	$—	$—	$—	$—	$191,667
Chief Operating Officer(3)
Jeffrey Harris	2025	$112,500	$—	$—	$—	$—	$—	$112,500
Former Chief Executive Officer(4)	2024	$450,000	$—	$—	$—	$—	$—	$450,000
Paul Sykes	2025	$128,227	$—	$—	$—	$—	$120,000	$248,227
Former Chief Financial Officer(5)	2024	$362,833	$—	$—	$—	$—	$—	$362,833

(1)	Mr. Christopher was appointed Chief Executive Officer effective April 1, 2025.
(2)	Mr. Moos was appointed Chief Financial Officer effective May 8, 2025.
(3)	Mr. Cabral was appointed Chief Operating Officer effective May 8, 2025.
(4)	Mr. Harris’s employment as Chief Executive Officer ceased effective March 31, 2025.
(5)	Mr. Sykes’s employment as Chief Financial Officer ceased effective May 7, 2025. All other compensation consists of $120,000 paid to Mr. Sykes pursuant to the Sykes Separation Agreement. See below under “—Executive Employment Arrangements—Mr. Sykes Agreement.”

Narrative Disclosure to Summary Compensation Table

For 2025, the compensation programs for SpringBig’s named executive officers consisted of base salary, which is set at a level that is intended to reflect the executive’s duties, authorities, contributions, prior experience and performance.

Benefits and Perquisites

SpringBig provides benefits to its named executive officers on the same basis as provided to all of its employees, including medical, vision and dental insurance; life insurance; short and long-term disability insurance; and a 401(k) plan. SpringBig does not maintain any executive-specific benefit or executive perquisite programs.

Retirement Plans

SpringBig maintains a tax-qualified retirement plan that provides its employees, including its named executive officers, who satisfy certain eligibility requirements with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to participate in the 401(k) plan as of the first day of the month following attainment of age 21 and completion of one month of service.

Executive Employment Arrangements

CEO Offer Letter, VICE CRM Acquisition and Employment Agreement

Offer Letter. In connection with the CEO Appointment, the Company and Mr. Christopher entered into that certain offer letter dated March 13, 2025 (“CEO Offer Letter”). As set forth in the CEO Offer Letter, the Company has intended to acquire VICE CRM LLC, a Massachusetts limited liability company, which is an artificial intelligence (AI)-enabled performance marketing platform designed to optimize return on investment for consumer marketing campaigns in highly regulated industries, as well as the assets consisting of the source code and related intellectual property that is being licensed to it (the “Acquisition”). Mr. Christopher founded VICE CRM LLC, was its majority shareholder and served as its Chief Executive Officer. The Company completed the Acquisition on July 31, 2025 in exchange for 2,383,126 shares of the Company’s common stock, par value $0.0001 per share, issued in a private placement transaction, half of which was issued at closing (of which 772,133 shares were issued to Mr. Christopher) and the remaining half of which would be issued entirely to Mr. Christopher after 12 months of Mr. Christopher’s continuous service to the Company.

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

Mr. Christopher has the right to serve as an observer to the Company’s Board, which affords him information rights afforded to each of the Board directors and allows him to participate in all meetings of the Board, but no right to vote on any matter submitted to the Board or otherwise considered for approval, or consent, by the Board. Upon his appointment as Chief Executive Officer, the Board intends to appoint Mr. Christopher as a member of the Board (without additional compensation), increasing the size of the Board as necessary.

Mr. Christopher is generally eligible to participate in the Company’s regular medical, dental, vision, disability, and life insurance benefits. He is also subject to confidentiality and assignment of intellectual property provisions and certain restrictive covenants, including two years post-employment non-competition and non-solicitation of employees and customer provisions.

Employment Agreement. Following the CEO Offer Letter, on April 1, 2026, the Company and Mr. Christopher entered into an Executive Employment Agreement (the “Employment Agreement”) with Mr. Christopher. The Employment Agreement formalizes and supersedes the terms of the CEO Offer Letter.

The material terms of the Employment Agreement are summarized below. To the extent not described below, the Employment Agreement contains terms that are materially consistent with the terms of the CEO Offer Letter as previously disclosed on the Form 8-K filed on March 21, 2025

Pursuant to the Employment Agreement, Mr. Christopher will continue to serve as Chief Executive Officer of the Company for an initial term of three years from the Effective Date, with automatic one-year renewal periods thereafter unless either party provides at least 60 days’ prior written notice of non-renewal. Non-renewal by the Company is treated as a termination by the Company without Cause (as defined in the Employment Agreement).

The Employment Agreement provides for an annual base salary of $450,000, subject to annual review by the Board or a committee thereof, and a target annual cash bonus opportunity equal to 50% of Mr. Christopher’s then-current annual base salary, in each case consistent with the terms of the Offer Letter.

In connection with the Employment Agreement, Mr. Christopher is eligible to receive additional equity incentive awards under the Company’s long-term incentive plan as in effect from time to time, as determined by the Board or a committee thereof. On the Effective Date of the Employment Agreement, the Company and Mr. Christopher also executed a Restricted Stock Award Agreement (the “RSA Agreement”), pursuant to which Mr. Christopher was granted 12,891,251 shares of restricted common stock of the Company. Approximately 8,320,939 of such shares vested on the Effective Date, with the remaining shares vesting in equal quarterly installments over approximately three years, subject to Mr. Christopher’s continued service. The restricted stock is subject to accelerated vesting upon certain qualifying events, including specified terminations of employment, as set forth in the RSA Agreement. In the event of a termination by the Company without cause or by Mr. Christopher for good reason (as defined in the RSA Agreement), an additional portion of the unvested Restricted Stock shall immediately become vested, subject to the terms and conditions set forth therein.

The Employment Agreement provides that, in connection with a Change in Control (as defined in the Employment Agreement by reference to the Plan (as defined below)), Mr. Christopher may be entitled to receive additional cash compensation upon a qualifying termination of employment in connection with such Change in Control, subject to the terms and conditions set forth in the Employment Agreement.

The Employment Agreement sets forth the circumstances under which Mr. Christopher’s employment may be terminated, including for Cause, without Cause, for Good Reason, without Good Reason, and upon death or Disability (each as defined in the Employment Agreement). In the event of a termination by the Company without Cause or by Mr. Christopher for Good Reason (each, a “Qualifying Termination”), subject to Mr. Christopher’s execution and non-revocation of a release of claims:

●	Outside of a Change in Control: Mr. Christopher will be entitled to (i) continued payment of his annual base salary for a period of 12 months following such termination, (ii) a pro-rata annual bonus for the year of termination based on actual performance, (iii) Company-paid COBRA continuation coverage for up to 12 months, and (iv) any other earned and vested but unpaid amounts.

●	Within 18 months following a Change in Control: In the event of a Qualifying Termination within a specified period following a Change in Control (as set forth in the Employment Agreement), Mr. Christopher will be entitled to (i) a lump-sum cash severance payment equal to the sum of his annual base salary plus target annual bonus, (ii) Company-paid COBRA continuation coverage for up to 12 months, and (iii) any other earned and vested but unpaid amounts.

Good Reason under the Employment Agreement includes, among other things, a material breach of the Employment Agreement by the Company, a material adverse change in Mr. Christopher’s duties or responsibilities, Mr. Christopher no longer serving as Chief Executive Officer, or a reduction in his annual base salary or a material reduction in target annual bonus.

In addition, in connection with a Change in Control (as such term is defined in the Plan), subject to the terms and conditions set forth in the applicable bonus agreement, Mr. Christopher is eligible to a retention bonus amount of $18,075.32 in cash.

Restrictive Covenants. The Employment Agreement contains customary nonsolicitation, nondisclosure, assignment of inventions and noncompetition covenants. The post-employment noncompetition and nonsolicitation restrictive periods are for a period of 12 months post-employment.

The foregoing description of the Employment Agreement and RSA Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Employment Agreement and RSA Agreement, copies of which will be filed as exhibits to the Company’s next periodic report on Form 10-Q.

CFO Offer Letter

In connection with the CFO Appointment, the Company and Mr. Moos agreed to an offer letter (the “CFO Offer Letter”). The Company has agreed to pay Mr. Moos a base salary of $350,000 per year and make him eligible for an annual discretionary performance bonus based on achieving specific to be determined metrics or goals, with a target of 50% of then-applicable base salary.

The Company has also agreed to grant Mr. Moos 953,613 restricted stock units (“RSUs”) under the Company’s 2022 Amended and Restated Long-Term Incentive Plan. The RSUs will vest over a four-year period, with 25% vesting after 12 months of continuous service and the remaining 75% vesting in equal quarterly installments over the following three years.

Additionally, the Company has agreed to grant Mr. Moos 953,613 RSU under the 2022 Amended and Restated Long-Term Incentive Plan representing the right to receive Common Shares upon milestone-based vesting as follows:

●	Milestone 1: 158,936 RSUs will vest if the Common Share price achieves and sustains an average closing price above $0.25 for 180 consecutive trading days.

●	Milestone 2: An additional 158,936 RSUs will vest if the Common Share price achieves and sustains an average closing price above $0.35 for 180 consecutive trading days.

●	Milestone 3: An additional 158,935 RSUs will vest if the Common Share price achieves and sustains an average closing price above $0.45 for 180 consecutive trading days.

●	Milestone 4: An additional 158,935 RSUs will vest if the Common Share price achieves and sustains an average closing price above $0.55 for 180 consecutive trading days.

●	Milestone 5: An additional 158,935 RSUs will vest if the Common Share price achieves and sustains an average closing price above $0.65 for 180 consecutive trading days.

●	Milestone 6: An additional 158,936 RSUs will vest if the Common Share price achieves and sustains an average closing price above $0.75 for 180 consecutive trading days.

The Company intends to enter into customary grant agreements with Mr. Moos to evidence the grants of the RSUs which will contain customary terms and conditions, including repurchase rights and obligations upon a separation event (the “Award Agreements”).

Mr. Moos is generally eligible to participate in the Company’s regular medical, dental, vision, disability, and life insurance benefits. He is also subject to confidentiality and assignment of intellectual property provisions and certain restrictive covenants, including two years post-employment non-competition and non-solicitation of employees and customer provisions.

COO Offer Letter

In connection with the COO Appointment, the Company and Mr. Cabral agreed to an offer letter (the “COO Offer Letter”). The Company has agreed to pay Mr. Cabral a base salary of $275,000 per year and is generally eligible to participate in the Company’s regular medical, dental, vision, disability, and life insurance benefits.

CFO and COO Compensatory Arrangements

On April 1, 2026, the Board approved bonus arrangements (the “Bonus Arrangements”) for certain executive officers of the Company, including Jason Moos, the Company’s Chief Financial Officer, and James Cabral, the Company’s Chief Operating Officer. The Bonus Arrangements will provide for retention and phantom bonuses to be paid to Messrs. Moos and Cabral in connection with a Change in Control (as such term is defined in the Plan), subject to the terms and conditions set forth in the applicable bonus agreements. Under the Bonus Arrangements, Mr. Moos is eligible to receive 1,907,229 phantom units and a cash bonus amount of $165,000, and Mr. Cabral is eligible to receive 1,056,824 phantom units and a cash bonus amount of $110,000.

Mr. Harris Agreement

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

The Company and Mr. Harris then engaged in litigation brought by Mr. Harris related to these agreements. In 2026, the Company entered into a confidential settlement agreement with Mr. Harris, to resolve previously disclosed disputes. The Company believes the agreement reduces potential litigation exposure and uncertainty associated with this matter and does not expect the resolution to have a material adverse effect on its financial position, results of operations, or liquidity. The Company will pay Mr. Harris $200,000 in eight bi-monthly installments of $25,000, beginning April 1, 2026. No other cash payments will be made and the 250,000 restricted stock units will not be issued.

Mr. Sykes Agreement

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

On May 7, 2025 (the “Amendment Date”) the first amendment to the separation agreement with Mr. Sykes was executed, which revised the terms of the original agreement with Mr. Sykes. Per the amendment, the separation date for Mr. Sykes was accelerated to the Amendment Date, and Mr. Sykes is entitled to a revised bonus of $120,000, payable in twelve equal semimonthly installments. The Company will no longer accelerate the unvested restricted stock units previously granted to Mr. Sykes pursuant to its 2022 Long-Term Incentive Plan. All other terms of the Sykes Separation Agreement will remain in effect.

Outstanding Equity Awards at December 31, 2025

The following table presents estimated information regarding outstanding equity awards held by SpringBig’s named executive officers as of December 31, 2025.

Option Awards
	Grant Date	Vesting Commencement Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Jaret Christopher	–	–	–	–	–	–
Jason Moos	–	–	–	–	–	–
James Cabral	–	–	–	–	–	–

Stock Awards
	Grant Date	Vesting Commencement Date	Number of shares or units of stock that have not (#) vested	Market value of shares or units of stock that have not ($) vested
Jaret Christopher	–	–	–	–
Jason Moos	–	–	–	–
James Cabral	–	–	–	–

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

Director Compensation

On April 1, 2026, as previously disclosed, the Special Purpose Committee of the Board, consisting of Mr. Christopher as its sole disinterested member (the “Special Purpose Committee”), approved the compensation arrangements for Larry Ellis, an independent director of the Company. The compensation was approved following the establishment of the Special Purpose Committee by the Board to review and approve director compensation for Mr. Ellis, who was not eligible to participate in the approval of his own compensation.

Pursuant to the Special Purpose Committee’s approval, Mr. Ellis was awarded 1,193,623 restricted stock units (“RSUs”), with each RSU representing the right to receive one share of the Company’s common stock upon vesting and settlement. The RSUs were granted under the Company’s 2022 Amended and Restated Long-Term Incentive Plan (the “Plan”) and are subject to the terms of the Plan and the applicable RSU Award Grant Notice and RSU Award Agreement.

The RSUs vest solely based on Mr. Ellis’s continued service as a director over a three-year period, with one-third (1/3) of the award vesting on each annual anniversary of the grant date in annual cliff installments. The RSUs are subject to 100% acceleration upon the consummation of a Change in Control (as defined in the Plan), provided that Mr. Ellis’s service as a director is terminated in connection therewith.

In addition, the Special Purpose Committee approved a cash retainer for Mr. Ellis consisting of (i) a one-time cash retainer of $60,000 in consideration of his services as a director during the period commencing with his appointment to the Board on September 24, 2025 through and including March 24, 2026, and (ii) a monthly cash retainer of $10,000 per month, commencing March 25, 2026 and continuing for so long as Mr. Ellis remains on the Board, unless earlier modified by the Special Purpose Committee, the Board, or a duly appointed committee thereof.

The following tables set forth information regarding the compensation earned by or paid to non-employee directors for service on our Board during the fiscal year ended December 31, 2025. Mr. Christopher and Mr. Harris did not receive any additional compensation for their service as director.

Name	Fees Earned or Paid in Cash	Restricted Stock Awards	Total
Larry Ellis(1)	$30,000	–	$30,000
Matt Sacks(2)	–	–	–
Sergey Sherman(3)	–	–	–
Marc Shiffman(4)	–	$31,830
Mark Silver(2)	–	–	–

(1)	Appointed to the Board on September 24, 2025, and this represents compensation for his time on the Board from that date through and including December 31, 2025.
(2)	Resigned as a member of the Board on February 5, 2026.
(3)	Resigned as a member of the Board on September 4, 2025.
(4)	Resigned as a member of the Board on September 29, 2025. Amounts reported represent the aggregate grant date fair value of restricted stock awards granted to such non-executive director during 2025 under the 2022 Plan, computed in accordance with ASC Topic 718. The assumptions used in calculating the grant date fair value of the awards reported in this column are set forth in Note 14 — Stock Based Compensation to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 27, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized For Issuance Under Equity Compensation Plans

The following table presents information about compensation plans under which our equity securities are authorized for issuance. See Note 14 of the Notes to the Consolidated Financial Statements for further information about these stock-based compensation plans.

Equity Compensation Plan Information as of December 31, 2025
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(2)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)
Equity compensation plans approved by stockholders(1)	7,442,566	$-	-

(1)	Consists of 7,442,566 restricted stock units outstanding under the 2022 Incentive Plan.
(2)	The outstanding restricted stock units do not have exercise prices.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Common Shares as of March 9, 2026 by:

●	each person known by the Company to be the beneficial owner of more than 5% of outstanding Common Shares;

●	each of the Company’s named executive officers and directors; and

●	all executive officers and directors of the Company as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. The ownership percentages set forth in the table below are based on 48,584,437 Common Shares issued and outstanding as of March 9, 2026 and unless otherwise noted below, do not take into account the issuance of any Common Shares issuable (i) upon exercise of warrants or (ii) underlying vested incentive equity awards, where the number of shares underlying such awards is not determinable until the actual payment date of such awards. For information on the ownership of incentive equity awards by our named executive officers, please refer to “Executive and Director Compensation—Outstanding Equity Awards at Fiscal Year End.” However, shares that a person has the right to acquire within 60 days of March 9, 2026 are deemed issued and outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed issued and outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, we believe the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned Common Shares.

Unless otherwise indicated, the Company believes that each person named in the table below has sole voting and investment power with respect to all shares of common stock beneficially owned by such person. Except as otherwise noted below, the address for persons or entities listed in the table is c/o SpringBig Holdings, Inc., 621 NW 53rd Street, Ste. 340, Boca Raton, FL 33487. Unless otherwise indicated, the number of shares of Common Stock issuable to the holder of any Convertible Notes reported in the table below does not give effect to any accrued and unpaid interest that is payable by adding such interest to the outstanding amount owing under the Convertible Notes.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
5% Stockholders
Mark Silver(1)	19,899,999	29.1
Lightbank Asset Management, LLC(2)	16,000,000	24.8
Jeffrey Harris(3)	7,300,756	14.7
Tuatara Capital Fund, II, L.P.(4)	4,470,000	9.2
AWM Investment Company, Inc.(5)	4,448,974	9.2
Executive Officer and Directors of the Company
Jaret Christopher(6)	797,133	1.6
Jason Moos(7)	—	—
James Cabral(8)	—	—
Larry Ellis(9)	—	—
All directors and named executive officers of SpringBig as a group post-business combination (4 individuals):	797,133	1.6

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)	Based on a Form 4 filed by Mr. Silver on May 19, 2025. Consists of shares of Common Stock issuable upon conversion of the Convertible Notes. The Convertible Notes are held for the account of Shalcor Management, Inc. Mr. Silver is the President of Shalcor Management, Inc. and as such could be deemed to share voting control and investment power over shares that may be deemed to be beneficially owned by Shalcor Management, Inc., but disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(2)	Based on a Schedule 13D filed by Lightbank Asset Management, LLC on August 8, 2024. Consists of shares of Common Stock issuable upon conversion of the Convertible Notes. The Convertible Notes are held for the account of Lightbank II, L.P. (“Lightbank II”), an investment fund managed by Lightbank Asset Management LLC, a Delaware limited liability company (“LAM”), which are convertible into 16,000,000 shares of Common Stock within 60 days of August 1, 2024 (the “Event Date”). Eric Lefkofsky (“Mr. Lefkofsky” and, together with LAM, the “Reporting Persons”) is the Co-Managing Partner of LAM. As a result, each of LAM and Mr. Lefkofsky share the power to vote and the power to direct the disposition of all securities of the Company reported herein. Thus, each of LAM and Mr. Lefkofsky may be deemed to beneficially own 16,000,000 shares of Common Stock deemed issued and outstanding as of such date. The principal business address for each of the beneficial owners is 600 West Chicago Avenue, Chicago, Illinois 60654.

(3)	Based on a Schedule 13D/A filed by Mr. Harris on January 22, 2025. Includes 1,066,666 shares of Common Stock issuable upon conversion of the Convertible Notes. Includes the shares of common stock held by Medici Holdings V, Inc., an estate planning vehicle through which Mr. Harris shares ownership with family members of Mr. Harris and for which Mr. Harris may be deemed to have investment discretion and voting power. Includes 265,365 options exercisable for shares of common stock within 60 days.
(4)	Based on a Schedule 13G filed by TCAC Sponsor, LLC on February 9, 2022. Includes 3,870,000 shares of common stock held by TCAC Sponsor, LLC (the “Sponsor”) and 600,000 shares of common stock held by Tuatara Capital Fund II, L.P. Tuatara Capital Fund II, L.P. (“Fund II”) is the sole member of TCAC Sponsor, LLC. Accordingly, shares of common stock held by TCAC Sponsor, LLC may be attributed to Fund II. Fund II is controlled by a board of managers comprised of three individuals - Albert Foreman, Mark Zittman and Marc Riiska. Any action by our sponsor with respect to our company or the founders’ shares, including voting and dispositive decisions, requires a majority vote of the managers of the board of managers of Fund II. Under the so-called “rule of three,” because voting and dispositive decisions are made by a majority of Fund II’s managers, none of the managers is deemed to be a beneficial owner of our sponsor’s securities, even those in which he holds a pecuniary interest. Accordingly, none of the managers is deemed to have or share beneficial ownership of the founders’ shares held by the Sponsor. The principal business address for each of the beneficial owners is 655 Third Avenue, 8th Floor, New York, New York 10017.
(5)	Based on a Schedule 13G filed by AWM Investment Company, Inc., a Delaware corporation (“AWM”) on May 9, 2025. AWM is the investment adviser to Special Situations Cayman Fund, L.P. (“CAYMAN”), Special Situations Fund III QP, L.P. (“SSFQP”) and Special Situations Private Equity Fund, L.P. (“SSPE”). (CAYMAN, SSFQP and SSPE will hereafter be referred to as the “Funds”). As the investment adviser to the Funds, AWM holds sole voting and investment power over 449,767 shares of Common Stock held by CAYMAN, 1,568,426 shares of Common Stock held by SSFQP and 2,430,781 shares of Common Stock held by SSPE. David M. Greenhouse (“Greenhouse”) and Adam C. Stettner (“Stettner”) are members of: SSCayman, L.L.C., a Delaware limited liability company (“SSCAY”), the general partner of CAYMAN; MGP Advisers Limited Partnership, a Delaware limited partnership (“MGP”), the general partner of SSFQP and MG Advisers, L.L.C., a New York limited liability company (“MG”), the general partner of SSPE. Greenhouse and Stettner are also controlling principals of AWM. The principal business address for AWM is c/o Special Situations Funds, 527 Madison Avenue, Suite 2600, New York, NY 10022.
(6)	On April 1, 2026, which was the Effective Date of Mr. Christopher's Employment Agreement, the Company and Mr. Christopher also executed the RSA Agreement, pursuant to which Mr. Christopher was granted 12,891,251 shares of restricted common stock of the Company. Approximately 8,320,939 of such shares vested on such Effective Date, with the remaining shares vesting in equal quarterly installments over approximately three years, subject to Mr. Christopher's continued service. For information on certain equity-related arrangements of Mr. Christopher, see “CEO Offer Letter, VICE CRM Acquisition and Employment Agreement” under “Item 11. Executive Compensation—Executive and Director Compensation—Executive Employment Arrangements.”
(7)	For information on certain equity-related arrangements of Mr. Moos, see “CFO Offer Letter” and “CFO and COO Compensatory Arrangements” under “Item 11. Executive Compensation—Executive and Director Compensation—Executive Employment Arrangements.”
(8)	For information on certain equity-related arrangements of Mr. Cabral, see “CFO and COO Compensatory Arrangements” under “Item 11. Executive Compensation—Executive and Director Compensation—Executive Employment Arrangements.”
(9)	For information on certain equity arrangements of Mr. Ellis, see “Director Compensation” under “Item 11. Executive Compensation—Executive and Director Compensation.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no related party transactions since January 1, 2023, to which SpringBig has been a party in which the amount involved exceeded the lesser of $120,000 or one percent of the Company’s total assets at year end for December 31, 2024 and December 31, 2025 and in which any of SpringBig’s executive officers, directors, managers, promoters, beneficial holders of more than 5% of SpringBig’s membership interests, or any associates or affiliates thereof had or will have a direct or indirect material interest, other than compensation, employment and other arrangements which are described in “Item 11. Executive Compensation” and other than as mentioned below.

On January 23, 2024, the Company issued $1.6 million aggregate principal amount of 2024 Secured Term Notes and $6.4 million aggregate principal of 2024 Secured Convertible Notes to a group of investors. The investors include Shalcor Management, Inc., which had Shawn Dym serve as a member of the Company’s Board from January 23, 2024 to September 23, 2024 and Mark Silver serve as a member of the Company’s Board from May 10, 2024 to February 5, 2026, and Lightbank II, L.P., which had Matt Sacks serve as a member of the Company’s Board of Directors from January 23, 2024 until his resignation on February 5, 2026. Shalcor and Lightbank purchased $2,800,000 and $2,400,000 of 2024 Secured Convertible Notes, respectively, and $700,000 and $600,000 of 2024 Secured Term Notes, respectively.

In addition, Jeffrey Harris, former Chief Executive Officer, purchased $320,000 2024 Secured Convertible Notes, and $80,000 2024 Secured Term Notes, and Paul Sykes, former Chief Financial Officer, purchased $25,000 2024 Secured Convertible Notes, and $6,250 2024 Secured Term Notes. In January 2025, Shalcor purchased $160,000 of the 2024 Secured Convertible Notes and $40,000 of the 2024 Secured Term Notes from Jeffrey Harris, as well as $25,000 of 2024 Secured Convertible Notes and $6,250 2024 Secured Term Notes from Paul Sykes in May 2025.

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

The 2024 Secured Term Notes and 2024 Secured Convertible Notes include restrictive covenants that, among other items, limit the ability of the Company to incur additional indebtedness and guarantee indebtedness; incur liens or allow mortgages or other encumbrances; prepay, redeem, or repurchase certain other debt; pay dividends or make other distributions or repurchase or redeem our capital stock; sell assets or enter into or effect certain other transactions (including a reorganization, consolidation, dissolution or similar transaction or selling, leasing, licensing, transferring or otherwise disposing of assets of the Company or its subsidiaries) and also contain customary events of default.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following tables present the aggregate fees billed by Withum Smith+Brown, PC for the fiscal years ended December 31, 2024, and December 31, 2025.

	December 31,
	2025	2024
	(in thousands)
Audit Fees	$575	$481
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$575	$481

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

During the year ended December 31, 2024 and December 31, 2025, the Audit Committee approved all of the services provided by Withum in accordance with the foregoing policies and procedures.

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

Date: May 1, 2026	SpringBig Holdings, Inc.

	By:	/s/ Jaret Christopher
Jaret Christopher
Chief Executive Officer
(Principal Executive Officer)