Form 10-Q
period 2026-03-31
SpringBig Holdings, Inc.
filed 2026-05-14
CIK 1801602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 1, 2026, there were 48,786,932 shares of common stock, $0.0001 par value issued and outstanding.

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

Factors that could cause our actual results and our financial condition to differ materially from those indicated in our forward-looking statements include, but are not limited to, the following:

●	our obligations to the holders of our secured notes are secured by a security interest in substantially all of our assets, so if we default on those obligations, the noteholders could foreclose on, liquidate and/or take possession of our assets and/or accelerate the payment of principal, and we have received a notice of default related to these secured notes; to date, the noteholders have not enforced these rights and if they were to enforce, we could be forced to curtail, or even to cease, our operations;

●	trends in the cannabis industry and SpringBig’s market size, including with respect to the potential total addressable market in the industry;

●	SpringBig’s growth prospects;

●	new product and service offerings SpringBig may introduce in the future;

●	the price of SpringBig’s securities, including volatility resulting from changes in the competitive and highly regulated industry in which SpringBig operates and plans to operate, variations in performance across competitors, changes in laws and regulations affecting SpringBig’s business and changes in the combined capital structure;

●	the ability to implement business plans, forecasts, and other expectations, and identify and realize additional opportunities; and

●	other risks and uncertainties indicated from time to time in filings made with the Securities and Exchange Commission (the “SEC”).

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

Item 1. Financial Statements

SPRINGBIG HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash	$1,271	$1,500
Accounts receivable, net of allowance of $381 and $300, respectively	1,743	2,003
Contract assets	177	167
Prepaid expenses and other current assets	695	507
Total current assets	3,886	4,177
Right of use asset	312	365
Goodwill	17	17
Property and equipment, net	65	70
Total assets	$4,280	$4,629

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,493	$1,665
Accrued expenses and other current liabilities	3,634	3,851
Deferred payroll tax credits	1,979	1,979
Long-term debt, current	9,756	-
Operating lease liability, current	194	215
Total current liabilities	17,056	7,710
Long-term debt, non-current	-	9,237
Operating lease liability, non-current	119	154
Warrant liabilities	16	16
Total liabilities	17,191	17,117

Stockholders’ Deficit
Common stock par value $0.0001 per share, 300,000,000 authorized at March 31, 2026; 48,786,932 issued and outstanding as of March 31, 2026; 300,000,000 authorized at December 31, 2025; 48,548,772 issued and outstanding as of December 31, 2025	4	4
Additional paid-in-capital	29,267	29,196
Accumulated deficit	(42,182)	(41,688)
Total stockholders’ deficit	(12,911)	(12,488)
Total liabilities and stockholders’ deficit	$4,280	$4,629

The accompanying notes are an integral part of these condensed consolidated financial statements

SPRINGBIG HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Net revenues	$5,444	$5,516
Cost of revenues	1,858	1,206
Gross profit	3,586	4,310
Expenses
Selling, servicing and marketing	669	1,059
Technology and software development	1,229	1,271
General and administrative	1,827	2,407
Total operating expenses	3,725	4,737

Loss from operations	(139)	(427)

Interest expense	(355)	(324)
	(355)	(324)

Loss before income taxes	(494)	(751)
Net loss	$(494)	$(751)

Net loss per common share:
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)

Weighted-average common shares outstanding:
Basic	48,559,870	46,386,410
Diluted	48,559,870	46,386,410

The accompanying notes are an integral part of these condensed consolidated financial statements

SPRINGBIG HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

(UNAUDITED)

Three Months Ended March 31, 2026

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2025	48,548,772	$4	$29,196	$(41,688)	$(12,488)
Stock-based compensation	-	-	71	-	71
Restricted stock units vesting	238,160	-	-	-	-
Net loss	-	-	-	(494)	(494)
Balance at March 31, 2026	48,786,932	$4	$29,267	$(42,182)	$(12,911)

Three Months Ended March 31, 2025

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2024	46,348,351	$4	$28,666	$(38,441)	$(9,771)
Stock-based compensation	-	-	163	-	163
Restricted stock units vesting	122,331	-	-	-	-
Net loss	-	-	-	(751)	(751)
Balance at March 31, 2025	46,470,682	$4	$28,829	$(39,192)	$(10,359)

The accompanying notes are an integral part of these condensed consolidated financial statements

SPRINGBIG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(494)	$(751)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	264	233
Depreciation and amortization	5	33
Amortization of debt financing costs	18	18
Stock-based compensation expense	71	163
Credit loss expense	150	90
Amortization of operating lease right of use assets	53	95
Changes in operating assets and liabilities:
Accounts receivable	110	(89)
Prepaid expenses and other current assets	(188)	(287)
Contract assets	(10)	22
Accounts payable and other liabilities	(152)	471
Operating lease liabilities	(56)	(84)
Net cash used in operating activities	(229)	(86)

Cash flows from investing activities
Purchases of property and equipment	-	(6)
Net cash used in investing activities	-	(6)

Cash flows from financing activities	-	-

Net decrease in cash and cash equivalents	(229)	(92)
Cash and cash equivalents, at beginning of the period	1,500	1,179
Cash and cash equivalents, at end of the period	$1,271	$1,087
Supplemental cash flows disclosures
Interest paid	$136	$170
Amount added to principal for non-cash interest on Convertible Notes	$502	$331

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

On June 14, 2022 (the “Closing Date”), SpringBig Holdings, Inc. (formerly known as Tuatara Capital Acquisition Corporation (“Tuatara” or “TCAC”)), consummated the business combination of SpringBig, Inc. (“Legacy SpringBig”) and HighJump Merger Sub, Inc., the wholly-owned subsidiary of Tuatara, pursuant to the Amended and Restated Agreement of Plan Merger, dated as of April 14, 2022, as amended, by and among Tuatara, HighJump Merger Sub, Inc. and Legacy SpringBig. Prior to the closing of the business combination (the “Closing”), Tuatara changed its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. In connection with the Closing, the registrant changed its name from Tuatara Capital Acquisition Corporation to “SpringBig Holdings, Inc.” SpringBig continued the existing business operations of Legacy SpringBig as a publicly traded company.

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

The unaudited condensed consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosure information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for future periods or for the year ending December 31, 2026.

The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2025, as reported in the 2025 Annual Report on Form 10-K.

Going Concern, Liquidity and Management’s Plans

The Company has incurred recurring losses since inception, resulting in an accumulated deficit of approximately $42.2 million as of March 31, 2026. Cash flows used in operating activities were $229 thousand for the three months ended March 31, 2026. As of March 31, 2026, the Company had a working capital deficit of approximately $13.2 million, which includes $1.3 million of cash and cash equivalents and the reclassification of the long-term debt to current liabilities.

The working capital deficit and note payable maturity raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issuance date of these consolidated financial statements. On April 21, 2026, the Company received a Notice of Default, Reservations of Rights and Notice of Termination (the “Notice”) in relation to its 2024 Secured Convertible Notes and 2024 Secured Term Notes (together, the “Notes”). The Notice constitutes a notice of default under Section 2.1(c) of each of the Notes. The Notice advises, and the Notes provide, that upon the occurrence of an event of default, the holders of the Notes may exercise a variety of remedies afforded to them under the Notes or by applicable law or equity, including without limitation, acceleration of the due date of the unpaid principal balance of the Notes and all accrued but unpaid interest thereon. Further, according to the Notes, the holders of the Notes may, during an event of default and in accordance with applicable law, foreclose on the Company’s assets and its security interest in the Company’s property and exercise any other remedies provided therein.

The holders of the Notes have not: (i) accelerated or demanded any payment of principal; (ii) foreclosed on all or any part of any lien or security interest created by any of the Note documents; and (iii) exercised any other right or remedy that may be available to them. The Company has no assurance that the holders of the Notes will not seek to enforce their rights in the future.

The Company’s ability to continue as a going concern is dependent on its ability to improve liquidity and meet its obligations as they come due. Management’s plans to address these conditions include a combination of actions, which may include increasing revenue through greater customer usage and new customer acquisition, negotiating amendments or extensions of existing debt obligations, reducing operating costs, and pursuing strategic capital or other transactions. There can be no assurance that these plans will be successfully implemented or that they will generate sufficient liquidity on a timely basis.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is not amortized, but is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. The Company recorded approximately $17,000 of Goodwill in relation to the ViceCRM acquisition during the year ended December 31, 2025. No impairment was recognized during the three months ended March 31, 2026.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Certain accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while the Company has used best estimates based on facts and circumstances available to it at the time, different acceptable assumptions would yield different results. Changes in the accounting estimates are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. The Company reviews these estimates and assumptions periodically and reflects on the effects of revisions in the period that are determined to be necessary. The Company believes that the assumptions and estimates associated with income taxes, equity-based compensation (including issuance of common stock for services rendered), warrants, imputed interest on operating lease liabilities, using the U.S. treasuries rate for a similar term prevailing at the lease commencement date as the benchmark rate and adding an appropriate risk margin and allowance for credit losses have the greatest potential impact on our consolidated financial statements. Therefore, the Company considers the policies related to these financial areas to be critical accounting policies.

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

The Company had one customer representing 19% of total revenues for the three months ended March 31, 2026, and two customer represented more than 17% of total revenues for the three months ended March 31, 2025.

At March 31, 2026, the Company had two customers representing 34% of accounts receivable and one customer represented 32% of accounts receivable at December 31, 2025.

The Company had one vendor representing 94% of cost of goods sold for the three months ended March 31, 2026, and the same vendor represented 91% of cost of goods sold for the three months ended March 31, 2025.

The Company had three vendors representing 74% of accounts payable as of March 31, 2026. At December 31, 2025, two vendors represented 74% of accounts payable.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. There are no cash equivalents as of March 31, 2026, and December 31, 2025.

As of March 31, 2026, the Company exceeded the federally insured limits of $250,000 for interest and non-interest-bearing deposits. The Company had cash balances with a single financial institution in excess of the FDIC insured limits by amounts of $0.8 million as of March 31, 2026. We monitor the financial condition of such institution and have not experienced any losses associated with these accounts.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
	(unaudited)
Accounts receivable	$1,384	$1,583
Unbilled receivables	740	720
Total receivables	2,124	2,303
Less allowance for credit losses	(381)	(300)
Accounts receivable, net	$1,743	$2,003

Credit loss expense was $150,000 and $90,000 for the three months ended March 31, 2026, and 2025, respectively. The amounts are included in general and administrative expenses in the condensed consolidated statements of operations.

The following table details the activity related to the Company’s allowance for credit losses for the three months ended March 31, 2026 (in thousands).

Allowance for credit losses
Outstanding balance, December 31, 2025	$300
Current-period provision (release) for expected credit losses	150
Write-offs charged against the allowance, net of recoveries and other	(69)
Outstanding Balance, March 31, 2026	$381

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
	(unaudited)
Prepaid insurance	$247	$56
Other prepaid expense	136	139
Deposits	312	312
	$695	$507

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	March 31, 2026	December 31, 2025
	(unaudited)
Computer equipment	$405	$405
Furniture and fixtures	15	15
Data warehouse	286	286
Software	229	229
Total cost	935	935
Less accumulated depreciation and amortization	(870)	(865)
Property and equipment, net	$65	$70

The useful life of computer equipment, furniture and fixtures, software and the data warehouse is three years. Intangible assets include data warehouse and software.

Depreciation and amortization expense for the three months ended March 31, 2026, and 2025, was $5,000 and $33,000, respectively. The amounts are included in general and administrative expenses in the condensed consolidated statements of operations.

On March 17, 2025, the Company announced the intent to acquire VICE CRM, an AI-enabled performance marketing platform designed to optimize return on investment for consumer marketing campaigns in highly regulated industries, and the appointment of Jaret Christopher, the founder of VICE CRM, as the Company’s CEO with effect from April 1, 2025. The acquisition was completed on July 31, 2025 and as a result approximately $49,000 of software was recorded in exchange for approximately $49,000 of stock. As of December 31, 2025, the company has recorded the transaction on the balance sheet as $17,000 of goodwill and $32,000 of software, under property and equipment. The transaction included a second stock issuance, which will fully vest in July 2026, upon Jaret Christopher reaching twelve months of service as CEO following the closing of the acquisition. The second stock issuance is accounted for as compensation expense and reflected in stock-based compensation which is included in general and administrative expenses in the condensed consolidated statements of operations.

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
	(unaudited)
Accrued wages, commission and bonus	$953	$797
Accrued professional fees	52	89
Accrued interest on 2024 Secured Convertible and Term Notes	287	592
Sales tax payable	712	659
Deferred financial advisory fees	1,000	1,000
Accrued severance	200	468
Other liabilities	430	246
	$3,634	$3,851

NOTE 7 – RELATED PARTY TRANSACTIONS

Jeffrey Harris, former CEO, and Paul Sykes, former CFO, both participated in the debt financing transaction completed on January 23, 2024. Jeffrey Harris purchased $320,000 of 2024 Secured Convertible Notes, and $80,000 of 2024 Secured Term Notes. Paul Sykes purchased $25,000 of 2024 Secured Convertible Notes, and $6,250 of 2024 Secured Term Notes. Refer to Note 8. In January 2025 another investor in the debt financing agreement purchased $160,000 of 2024 Secured Convertible Notes, and $40,000 of 2024 Secured Term Notes from Jeffrey Harris. That same investor purchased the $25,000 of 2024 Secured Convertible Notes and $6,250 of 2024 Secured Term Notes from Paul Sykes in May 2025.

There were two members of the board of directors at December 31, 2025, who are related parties to investors in the debt financing transaction completed on January 23, 2024. In aggregate these investors purchased $5.2 million 2024 Secured Convertible Notes and $1.3 million 2024 Secured Term Notes. One of the investors was the party that purchased Notes from Jeffrey Harris and Paul Sykes. Refer to Note 8. On February 5, 2026, both members of our board of directors that are related parties to investors in the Notes resigned with immediate effect. The resignations were not due to any disagreements with the Company or the board on any matter relating to the Company’s operations, policies, or practices.

On March 31, 2025, Mr. Harris stepped down as the Company’s CEO. Pursuant to agreements entered into between Mr. Harris and the Company, the Company is required to grant to Mr. Harris 250,000 restricted stock units pursuant to its 2022 Long-Term Incentive Plan subject to vesting on the earlier of the occurrence of a change of control and March 31, 2026. Furthermore, the Company is required to pay Mr. Harris 3% and 2% of all revenue from gaming customers for years ending December 31, 2025, and 2026 respectively. In addition, the Company and Mr. Harris entered into a consulting agreement, whereby Mr. Harris would provide services to the Company for a twelve-month period commencing on April 1, 2025, including being available to the Board and management to help with questions that may arise and to assist the Company with strategic planning. As consideration for his services, Mr. Harris would receive a consulting fee of $450,000 payable in eighteen equal monthly instalments. In March 2026, the Company entered into a confidential settlement agreement with Mr. Harris, to resolve all outstanding disputes. The Company believes the agreement reduces potential litigation exposure and uncertainty associated with this matter and does not expect the resolution to have a material adverse effect on its financial position, results of operations, or liquidity. As a result of the settlement, the Company reduce the accrued settlement amount and will begin payments to Mr. Harris on April 1, 2026, with two monthly installments of $25,000. The Company has accrued a settlement with Mr. Harris within the accrued expenses and other current liabilities section.

On May 7, 2025 (the “Amendment Date”) the first amendment to the separation agreement with Mr. Sykes was executed, which revised the terms of the original agreement with Mr. Sykes. Per the amendment, the separation date for Mr. Sykes was accelerated to the Amendment Date, and Mr. Sykes is entitled to a revised bonus of $120,000, payable in twelve equal semimonthly installments. The Company will no longer accelerate the unvested restricted stock units previously granted to Mr. Sykes pursuant to its 2022 Long-Term Incentive Plan. All other terms of the original agreement will remain in effect. As of March 31, 2026, the agreement to Mr. Sykes as been completed.

NOTE 8 – LONG-TERM DEBT

The table below presents the components of outstanding debt (in thousands):

	March 31, 2026	December 31, 2025
	(unaudited)
2024 Secured Term Notes - related parties	$1,386	$1,386
2024 Secured Term Notes	214	214
2024 Secured Convertible Notes - related parties	7,117	6,682
2024 Secured Convertible Notes	1,097	1,030
	9,814	9,312
Less deferred financing fees, net	(58)	(75)
	$9,756	$9,237

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

The interest rates on the 2024 Secured Term Notes and 2024 Secured Convertible Notes increase to 17% and 13%, respectively, with effect from the date of amendment, with the interest rates then reducing by 0.75% for each three-month period that the Company reports an Adjusted EBITDA exceeding $900,000, starting with the three months ended March 31, 2026, subject to a maximum reduction to 14% and 10%, respectively. In addition, a sum of $64,000 was payable to the holders of the 2024 Secured Term Notes in January 2025, and the principal amount of the 2024 Secured Convertible Notes was increased by $266,000 with effect from the date of the amendment.

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

The Company recorded interest expense for the three months ended March 31, 2026 and 2025 of $355,000 and $324,000 respectively, in connection with the 2024 Secured Term Notes and 2024 Secured Convertible Notes.

In light of the contractual maturity of the Company’s long-term debt within twelve months of the balance sheet date, such amounts have been classified as a current liability in the accompanying condensed consolidated balance sheets as of March 31, 2026.

On February 6, 2026, the Company notified the holders of the 2024 Secured Convertible Notes and the 2024 Secured Term Notes that the Company was not in compliance with the minimum cash covenant under the applicable note agreements for the month of January 2026. Subsequently, the Company provided to the holders a compliance certificate stating that the Company was in compliance with the minimum cash covenant under the applicable note agreements for each of the months of February and March 2026. While these discussions are ongoing, the covenant non-compliance constitutes an event of default, which provides the note holders with certain contractual rights and remedies, including the ability to accelerate the outstanding indebtedness and exercise other rights under the agreements. As of the date of this filing, the Company had received the Notice, but the noteholders have not exercised any remedies associated with such event of default. See Note 21.

NOTE 9 – WARRANT LIABILITIES

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

At March 31, 2026 and December 31, 2025, the estimated fair value of the warrants was $16,000 and $16,000 respectively.

The Company recorded a change in fair value of $0 for the three months ended March 31, 2026 and 2025.

The fair value is determined in accordance with ASC 820, Fair Value Measurement. See Note 15, Fair Value Measurements, to the accompanying condensed consolidated financial statements for further information.

NOTE 10 – REVENUE RECOGNITION

The following table represents our revenues disaggregated by type (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue
Retail revenue	$5,381	$5,440
Brand revenue	63	76
	$5,444	$5,516

Geographic Information

Revenue by geographical region consist of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Retail revenue
United States	$5,243	$5,282
Canada	138	158
Brand revenue
United States	63	76
	$5,444	$5,516

Revenues by geography are generally based on the country of the Company’s contracting entity. Total United States revenue was approximately 99% and 98% of total revenue for the three months ended March 31, 2026 and 2025, respectively.

NOTE 11 – CONTRACT ASSETS

Contract assets consisted of the following as of (in thousands):

	March 31, 2026	December 31, 2025
	(unaudited)
Deferred sales commissions	$177	$167

The movement in the contract assets during the three months ended March 31, 2026, and the year ended December 31, 2025, comprised the following (in thousands):

	March 31, 2026	December 31, 2025
	(unaudited)
Contract assets at start of the period	$167	$188
Expense deferred during the period	41	115
(Less) amounts expensed during the period	(31)	(136)
Contract assets at end of the period	$177	$167

NOTE 12 – STOCK BASED COMPENSATION

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

The number of shares automatically added to the number of shares authorized for issuance on January 1, 2025, and 2026 was 2,317,417 and 2,427,439, respectively, being 5% of the number of the Company’s common stock issued and outstanding on December 31, 2024, and 2025, respectively. The total number of shares of common stock authorized for issuance under the 2022 Incentive Plan is 9,759,984 as of March 31, 2026.

Prior to the closing of the merger, Legacy SpringBig maintained an equity incentive plan (the “Legacy Incentive Plan”), which was originally established effective December 1, 2017. SpringBig has not granted any additional awards under the Legacy Incentive Plan following the business combination.

The following table summarizes information on stock options outstanding as of March 31, 2026, under the Legacy Incentive Plan:

	Options outstanding		Options Vested and Exercisable
	Number of Options	Weighted Average Exercise Price (per share)	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price (per share)
Outstanding Balance, January 1, 2026	1,331,034	$0.48	1,331,034	2.66	$0.48
Options granted	-	-
Options exercised	-	-
Options forfeited and cancelled	(29,645)	$1.11
Outstanding Balance, March 31, 2026	1,301,389	$0.47	1,301,389	2.37	$0.47

During the three months ended March 31, 2026, and 2025, $0 of compensation expense was recorded in connection with the Legacy Incentive Plan. These charges are recorded in general and administrative expense on the condensed consolidated statements of operations.

No options were exercised during the three months ended March 31, 2026. As of March 31, 2026, the intrinsic value of the 1,301,389 options outstanding and exercisable was $0. As of March 31, 2026, all options are vested and exercisable and the total compensation cost related to non-vested awards not yet recognized was $0.

The following table summarizes information on Restricted Stock Units outstanding as of March 31, 2026, under the 2022 Incentive Plan:

	Restricted Stock Units Outstanding
	Number of RSU’s	Weighted Average Fair Value (per share)	Weighted Average Vesting (years)
Outstanding Balance, January 1, 2025	2,665,852	$0.45	1.7
RSU’s granted	15,992,103	$0.06
RSU’s forfeited and cancelled	(2,331,250)	$0.38
RSU’s vested and common stock issued	(1,008,892)	$0.30
Outstanding Balance, December 31, 2025	15,317,813	$0.06	4.7
RSU’s forfeited and cancelled	(38,654)	$0.26
RSU’s vested and common stock issued	(238,160)	$0.24
Outstanding Balance, March 31, 2026	15,040,999	$0.06	4.5

During the three months ended March 31, 2026, and 2025, compensation expense recorded in connection with the 2022 Incentive Plan was $71,000 and $163,000, respectively. The expense is reported within general and administrative expenses. The remaining expense of approximately $866,000 will be recognized in future periods through March 2029.

NOTE 13 – LEASES

The Company leases office facilities in Boca Raton, Florida, Seattle, Washington and Toronto, Ontario, Canada under non-cancelable operating lease agreements. The leases require monthly payments ranging from $4,000 to $10,000 and expire on various dates through April 2028. In addition to minimum rent, the Company is required to pay a proportionate share of operating expenses under these leases.

In June 2022, the Company entered into a lease, for the Boca Raton office facilities, which became effective on January 1, 2024, after completion of leasehold improvements. The lease term was for 98 months, and monthly rental payments range from $38,000 to $48,000 over the life of the lease. In June 2025, the Company terminated the existing lease. The Company is treating the transaction as a lease extinguishment. The lease included a termination penalty of $550,000, payable in two installments of $275,000, paid June 10, 2025, and the second paid on August 31, 2025. The Company subsequently entered a new lease for new office space, which became effective on May 1, 2025. The new lease term is for 36 months, and monthly rental payments of approximately $10,000 over the life of the lease.

As of March 31, 2026 and December 31, 2025, the following amounts were presented on the Company’s consolidated balance sheets in accordance with ASC 842 - Lease Accounting (in thousands):

Balance Sheet	March 31, 2026	December 31, 2025
	(unaudited)
Assets:
Right of use asset	$312	$365
Liabilities
Operating lease liability, current	194	215
Operating lease liability, non-current	119	154
Total operating lease liability	$313	$369

For the three months ended March 31, 2026, and 2025, the Company’s operating lease cost was $64,000 and $160,000, respectively. Other information pertaining to capitalized assets and liabilities under the leasing standard is as follows (in thousands):

	Three Months Ended March 31,
Other information	2026	2025
Operating lease cost	$64	$160
Operating cash flows paid to operating leases	$62	$185
Weighted-average remaining lease term - operating leases (months)	21	80
Weighted-average discount rate - operating leases	11%	9%

As of March 31, 2026, the Company’s lease liabilities mature as follows (in thousands):

Operating Leases
Fiscal Year:
2026	$169
2027	133
2028	46
Total lease payments	348
Less imputed interest	(35)
Present value of lease liabilities	$313

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

Vendor Commitment

In May 2025, the Company entered into an agreement with their largest vendor. As part of the agreement the Company has committed to spending a specified minimum monthly spend with the vendor for the next 34 Months, with additional 1 year renewals. The minimum monthly spend is reflected in each month reported, based on the activity for each month. In February 2026, the Company and the vendor amended the agreement to adjust the minimum monthly spend and in the process finalized all minimum monthly payment requirements relating to 2025. Those costs have all been recorded through the cost of revenues in the consolidated statements of operations. The term of the agreement was extended to October 2030.

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

Liabilities measured at fair value on a recurring basis

The balances of the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2026, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Public warrants	-	16	-	16
	$-	$16	$-	$16

The balances of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2025, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Public warrants	-	16	-	16
	$-	$16	$-	$16

There were no transfers between Level 1, Level 2, or Level 3 during the year ended December 31, 2025. The Company’s public warrants remained classified as Level 2 throughout all periods presented.

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

The Company utilizes a fair value approach to account for its warrants based on the quoted price at March 31, 2026, the calculation is consistent with ASC 820, Fair Value Measurement, with changes in fair value recorded in current earnings.

At March 31, 2026, the value of the public warrants was approximately $16,000 using a closing price of $0.0010.

Changes in Fair Value

The following tables provides a roll-forward in the changes in fair value in the public warrants for the three months ended March 31, 2026 (in thousands):

Balance, January 1, 2026	$16
Change in fair value	-
Balance, March 31, 2026	$16
Change in fair value included in earnings for the period relating to liabilities held at March 31, 2026	$-

Other Fair Value Considerations – Carrying value of accounts receivables, contract assets, prepaid expenses and other assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities and/or low credit risk.

NOTE 16 – STOCKHOLDERS’ DEFICIT

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

NOTE 17 – NET LOSS PER SHARE

As of March 31, 2026, and 2025, there were 48,786,932 and 46,470,682 shares of common stock issued and outstanding, respectively.

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

The following table reconciles actual basic and diluted earnings per share for the three months ended March 31, 2026, and 2025, respectively (in thousands, except share and per share data).

	Three Months Ended March 31,
	2026	2025
Loss per share:
Numerator:
Net loss	$(494)	$(751)

Denominator:
Weighted average common shares outstanding	48,559,870	46,386,410

Net loss per common share
Basic and diluted	$(0.01)	$(0.02)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share for the three months ended March 31, 2026, and 2025, were as follows:

	Three Months Ended March 31,
	2026	2025
Shares subject to outstanding common stock options	1,301,389	1,954,653
Shares subject to convertible notes stock conversion	54,760,000	48,276,080
Shares subject to warrants stock conversion	16,000,000	16,000,000
Shares subject to contingent earn out	10,500,000	10,500,000
Restricted stock units	15,040,979	2,996,809

NOTE 18 – BENEFIT PLAN

The Company maintains a safe harbor 401(k) retirement plan for the benefit of its employees. The plan allows participants to make contributions subject to certain limitations. Company matching contributions were $78,000 and $79,000 for the three months ended March 31, 2026 and 2025, respectively.

NOTE 19 – INCOME TAXES

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes, foreign taxes, and changes in the Company’s full valuation allowance against its deferred tax assets. The Company’s effective tax rate for the three months ended March 31, 2026 and March 31, 2025 is 0%.

NOTE 20 – SEGMENT REPORTING

The Company has determined that it has a single operating segment.

The Company’s CEO is the CODM. The CODM reviews financial information presented for the purposes of allocating resources and evaluating financial performance at an entity level and the Company has no segment managers who are held accountable by the CODM for operations and operating results. The products and services across the Company are similar in nature, distributed in a comparable manner and have customers with common characteristics. Refer to Note 2 – Summary of Significant Accounting Policies.

The following table presents selected financial information with respect to the Company’s single operating segment:

	Three Months Ended March 31,
	2026	2025
Net revenue	$5,444	$5,516
Cost of revenue	1,858	1,206
Gross profit	$3,586	$4,310
Less: Employee expense	2,363	2,564
Contractor expense	197	262
Occupancy expense	76	250
Professional services expense	468	288
Technology platform hosting expense	170	189
Credit loss expense	150	90
Other expenses ^	301	1,094
Loss from operations	$(139)	$(427)
Interest expense	(355)	(324)
Net (loss) income	$(494)	$(751)

^	Other expenses include all other operating expenses, including insurance, subscriptions for software used in the operations, stock-based compensation, depreciation and amortization and severance payments.

The measure of segment assets is reported on the condensed balance sheet as total assets.

NOTE 21 – SUBSEQUENT EVENTS

On April 1, 2026, the Company and the CEO, Jaret Christopher, executed an employment agreement, whereby, the equity structure and separation terms were agreed to with the CEO. The accompanying financials do not reflect the impact of the new employment agreement. In conjunction with the CEO’s employment agreement, the Company also reached a compensation agreement with a board member of the Company. The compensation agreement will pay the board member $10,000 monthly during their term and provide an equity grant.

On April 21, 2026, the Company received a Notice of Default, Reservation of Rights and Notice of Termination in relation to the Notes and related documents. The Notice constitutes a notice of default under Section 2.1(c) of each of the Notes. The Notice advises, and the Notes provide, that upon the occurrence of an event of default, the holders of the Notes may exercise a variety of remedies afforded to them under the Notes or by applicable law or equity, including without limitation, acceleration of the due date of the unpaid principal balance of the Notes and all accrued but unpaid interest thereon. Further, according to the Notes, the holders of the Notes may, during an event of default and in accordance with applicable law, foreclose on the Company’s assets and its security interest in the Company’s property and exercise any other remedies provided therein. At this time, the holders of the Notes have not: (i) accelerated or demanded any payment of principal; (ii) foreclosed on all or any part of any lien or security interest created by any of the Note documents; and (iii) exercised any other right or remedy that may be available to them. The Company has no assurance that the holders of the Notes will not seek to enforce their rights in the future.

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

SpringBig serves approximately 750 clients across more than 2,250 distinct retail locations in North America. Our clients distribute approximately 640 million messages annually, via text, push or email, and in the last year more than $5.7 billion of gross merchandise value was accounted for by clients utilizing our platform.

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

Key Operating and Financial Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following is our analysis for the three months ended March 31, 2026, and 2025, in thousands:

	Three Months Ended March 31,
	2026	2025
Revenue	$5,444	$5,516
Net loss	(494)	(751)
Adjusted EBITDA	130	326

Number of retail clients	744	900
Net revenue retention	86%	86%
Number of messages (million)	147	133

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

EBITDA and Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed EBITDA, which is a non-GAAP financial measure that we calculate as net income (loss) before interest, taxes, depreciation and amortization and Adjusted EBITDA, which represents EBITDA adjusted for certain unusual, infrequent items, or non-cash items (such as credit loss expense and stock-based compensation).

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

A reconciliation of net loss before taxes to non-GAAP EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net loss	$(494)	$(751)
Interest expense	355	324
Depreciation expense	5	33
EBITDA	(134)	(394)

Stock-based compensation	71	163
Credit loss expense	150	90
Severance and related payments	43	467
Adjusted EBITDA	$130	$326

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

Results of Operations

Comparison of Three Months Ended March 31, 2026, compared to Three Months Ended March 31, 2025

The following tables set forth our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025	Increase (decrease)%
		(in thousands)
Revenue	$5,444	$5,516	$(72)	-1%
Cost of revenue	1,858	1,206	652	54%
Gross profit	3,586	4,310	(724)	17%
Operating expenses:
Selling, servicing and marketing	669	1,059	(390)	-37%
Technology and software development	1,229	1,271	(42)	-3%
General and administrative	1,827	2,407	(580)	-24%
Total operating expenses	3,725	4,737	(1,012)	-21%
Loss from operations	(139)	(427)	288
Interest expense	(355)	(324)	(31)	-10%
Loss before taxes	(494)	(751)	257	34%
Provision for income taxes	-	-	-
Loss after taxes	$(494)	$(751)	$257	34%

Revenues. Revenues decreased $0.1 million for the three months ended March 31, 2026, representing a 1% year-on-year reduction compared with the same period in 2025. Our subscription revenue was $4.8 million for the three months ended March 31, 2026, compared with $4.8 million in the same quarter in 2025. Subscription revenue as a proportion of total revenue was 88% for the three months ended March 31, 2026, compared with 87% in the same period last year. Excess use revenue declined year-over-year, driven by softer macro conditions in the cannabis sector and increased client budget discipline, resulting in messaging activity being constrained within subscription volume limits. Excess use revenue represented 7% of total revenue for the three months ended March 31, 2026, compared with 9% in the same period last year.

Our net revenue retention rate was 86% for the twelve months ended March 31, 2026, consistent with 86% for the twelve months ended March 31, 2025. Performance reflects continued macroeconomic pressure in the cannabis market and financial constraints among certain retail clients, which in some cases resulted in the suspension or termination of access to our platform.

Gross Profit. Gross profit decreased by $0.7 million to $3.6 million for the three months ended March 31, 2026, from $4.3 million for the three months ended March 31, 2025, representing a 17% year-over-year decline. The decrease was primarily attributable to one-time higher messaging costs associated with the amendment with our largest vendor. The revised minimum monthly commitment establishes a more sustainable cost structure on a go-forward basis.

Operating Expenses. Operating expenses decreased by $1.0 million, or 21%, for the three months ended March 31, 2026, compared with the same period in 2025.

Selling, servicing and marketing expenses decreased by $0.4 million, or 37%, for the quarter ended March 31, 2026, compared to the same period in 2025, primarily due to organizational restructuring and improved operating efficiency within the group.

Technology and software development expenses decreased by $0.1 million, or 3%, for the quarter ended March 31, 2026, compared to the same period in 2025.

General and administrative expenses decreased by $0.6 million, or 24%, for the quarter ended March 31, 2026, compared to the same period in 2025. The decrease was driven by improved operating efficiency under new management, organizational restructuring efforts, and enhanced expense discipline.

Interest Expense. Interest expense was $0.4 million for the quarter ended March 31, 2026, compared with $0.3 million for the quarter ended March 31, 2025.

Change in fair value of warrants. The liability relating to warrants issued by SpringBig is included on the balance sheet at the fair value prevailing at the end of the accounting period and any change in value is reported in the income statement. At March 31, 2026, the market value of the public warrants, which are quoted for trading on the OTC Pink Market, was $0.0010 per warrant which was the same as the quoted price at December 31, 2025. Therefore, there is no expense or credit in our income statement for the three months ended March 31, 2026.

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

As of March 31, 2026, the Company classified all outstanding debt as current as such obligations are contractually due within twelve months. As noted above in Note 21 to our condensed consolidated financial statements, the Company also received a Notice of Default, Reservation of Rights and Notice of Termination in relation to the Notes and related documents.

The following table summarizes our cash, accounts receivable, and working capital at March 31, 2026, and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$1,271	$1,500
Accounts receivable, net	1,743	2,003
Working capital^	(13,170)	(3,533)

^ -	Includes Long-term debt reclassified to Short-term liabilities.

To the extent existing cash and cash from operations are not sufficient to fund future activities, we may need to raise additional funds. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds by incurring indebtedness, such indebtedness may have rights that are senior to holders of our equity securities and could contain covenants that restrict operations. Any additional equity financing may be dilutive to stockholders. Further, the 2024 Convertible Notes and 2024 Term Notes also contain a number of restrictive covenants that may impose significant restrictions on obtaining future financings, including restrictions on SpringBig’s ability to: (i) incur additional indebtedness or guarantee indebtedness; (ii) incur liens or other encumbrances; (iii) prepay, redeem, or repurchase certain other debt; (iv) pay dividends or make other distributions or repurchase or redeem capital stock; (v) sell assets or enter into certain transactions, including reorganizations or similar transactions; (vi) issue additional equity outside of our equity compensation plans; and (vii) amend certain provisions of our governing documents, among other restrictions. Accordingly, we may be limited in our ability to raise additional capital on acceptable terms, or at all. Such restrictions may be waived with the consent of the noteholders.

As discussed under “Going Concern,” the reclassification of our long-term debt to current liabilities and our resulting working capital deficit raise substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2026, and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Total cash used in:
Operating activities	$(229)	$(86)
Investing activities	-	(6)
Financing activities	-	-
	$(229)	$(92)

Operating Activities

Cash used in operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation and amortization, non-cash stock compensation expenses, changes in the fair value of financial instruments and the effect of changes in working capital and other activities.

For the three months ended March 31, 2026, net loss was $0.5 million, and cash used in operating activities was $0.2 million. The $0.3 million difference was primarily attributable to a $0.3 million decrease in working capital, partially offset by $0.6 million of non-cash expenses, including depreciation, amortization and stock-based compensation.

For the three months ended March 31, 2025, net loss was $0.7 million and cash used in operating activities was $0.1 million. The $0.6 million difference was primarily attributable to $0.5 million of non-cash expenses, including depreciation, amortization and stock-based compensation, as well as a $0.1 million decrease in working capital.

Investing Activities

SpringBig has low capital investment requirements, with our needs being comprised primarily of computer equipment and office furniture and related items. Cash used in investing activities was $0 for the three months ended March 31, 2026, and $6,000 for the three months ended March 31, 2025.

Financing Activities

There were no cash flows due to financing activities during the three months ended March 31, 2026 and 2025.

Off-Balance Sheet Arrangements

At March 31, 2026, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to shareholders.

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

The Company has evaluated its tax positions for any uncertainties based on the technical merits of the positions taken. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be upheld on examination by taxing authorities. The Company has analyzed the tax positions taken and has concluded that as of March 31, 2026, and 2025, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability or disclosure in the financial statements.

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

In July 2025, the FASB issued ASU No. 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU amends certain aspects of the current expected credit loss (“CECL”) model as it applies to trade receivables and contract assets, including clarifications related to measurement methodologies and disclosure requirements. The Company adopted this guidance effective January 1, 2026. The adoption of ASU No. 2025-05 did not have a material impact on the Company’s consolidated financial statements or related disclosures.

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

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer) evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2026, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

For a description of developments to legal proceedings during the three months ended March 31, 2026, see “Litigation” under Note 14, “Commitments and Contingencies” to our condensed consolidated financial statements.

Item 1A. Risk Factors

Our business involves a high degree of risk. You should carefully consider the risks described under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as well as the risks, uncertainties and other information set forth in this Item 1A and in the reports and other materials filed or furnished by us with the SEC when making investment decisions regarding our securities. We cannot assure you that any of the events discussed therein will not occur. These risks could have a material and adverse impact on our business, prospects, results of operations, financial condition, and cash flows.

Our obligations to the holders of the Notes are secured by a security interest in substantially all of our assets, so if we default on those obligations, the noteholders could foreclose on, liquidate and/or take possession of our assets and/or accelerate the payment of principal. We have received a notice of default related to the Notes. To date, the noteholders have not enforced these rights under the Notes. If they were to enforce, we could be forced to curtail, or even to cease, our operations.

On January 23, 2024, the Company entered into that certain securities purchase agreement (the “Notes Purchase Agreement”), dated January 23, 2024, between the Company and Shalcor Management, Inc. and other Purchasers (the “Investors”), pursuant to which the Company agreed to sell a total of $5.4 million of 8% Senior Secured Convertible Notes due 2026. Simultaneously, SpringBig, Inc. entered into a guaranty agreement to guarantee the Company’s obligations under the 2024 Secured Convertible Notes and the Company and SpringBig, Inc. entered into a security agreement, pursuant to which the Investors were granted a security interest in all the assets of the Company and SpringBig, Inc. to secure repayment of amounts due under the 2024 Secured Convertible Notes. On April 21, 2026, the Company received a Notice of Default, Reservation of Rights and Notice of Termination in relation to the Notes and related documents. The Notice constitutes a notice of default under Section 2.1(c) of each of the Notes. The Notice advises, and the Notes provide, that upon the occurrence of an event of default, the holders of the Notes may exercise a variety of remedies afforded to them under the Notes or by applicable law or equity, including without limitation, acceleration of the due date of the unpaid principal balance of the Notes and all accrued but unpaid interest thereon. Further, according to the Notes, the holders of the Notes may, during an event of default and in accordance with applicable law, foreclose on the Company’s assets and its security interest in the Company’s property and exercise any other remedies provided therein. The holders of the Notes may: (i) accelerate or demand any payment of principal; (ii) foreclose on all or any part of any lien or security interest created by any of the Note documents; or (iii) exercise any other right or remedy that may be available to them. As a result, if the Investors seek to enforce their rights under (i), (ii), or (iii), the Investors could foreclose on its security interests and liquidate or take possession of some or all of the assets of the Company, SpringBig, Inc. and its subsidiaries, which would harm our business, financial condition and results of operations and could require us to curtail, or even to cease our operations. The Company has no assurance that the holders of the Notes will not seek to enforce their rights in the future.

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

See Note 8, “Long-Term Debt” to and Note 21, “Subsequent Events” to our condensed consolidated financial statements.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

(a)	None.

(b)	None.

(c)	During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed/Furnished Herewith	SEC File #
3.1	Certificate of Incorporation of SpringBig Holdings, Inc.	10-K	3.1	April 01, 2024		001-40049
3.2	By-Laws of SpringBig Holdings, Inc.	10-K	3.2	April 01, 2024		001-40049
#10.1	Employment Agreement, dated as of April 1, 2026, between SpringBig Holdings, Inc. and Jaret Christopher				**
#10.2	Restricted Stock Award Agreement, dated as of April 1, 2026, between SpringBig Holdings, Inc. and Jaret Christopher				**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				*

*	Filed herewith.

**	Furnished herewith.
#	Indicates a management or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SpringBig Holdings, Inc.

By:	/s/ Jaret Christopher
Name:	Jaret Christopher
Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2026

By:	/s/ Jason Moos
Name:	Jason Moos
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	May 13, 2026