Form 10-Q
period 2026-06-30
SpringBig Holdings, Inc.
filed 2026-08-19
CIK 1801602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 14, 2026, there were 48,795,266 shares of common stock, $0.0001 par value issued and outstanding.

SPRINGBIG HOLDINGS, INC.

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

Factors that could cause our actual results and our financial condition to differ materially from those indicated in our forward-looking statements include, but are not limited to, the following:

●

prior to the consummation of the Reorganization described elsewhere in this Quarterly Report, substantially all of our assets secured our obligations under our secured notes. Following the occurrence of events of default under those notes, the holders possessed various remedies, including foreclosure upon the collateral securing the notes. Subsequent to June 30, 2026, we consummated a reorganization transaction pursuant to which SpringBig Holdings, Inc. transferred its ownership interest in SpringBig, Inc. and was released from its obligations under the secured notes. As a result, our future business, financial condition and prospects differ materially from those prior to the reorganization transaction;

●

our ability to identify and consummate a business combination or other strategic transaction following the Reorganization, and the risk that we will likely liquidate and wind up our affairs if unable to do so;

●	our growth prospects;

●	new product and service offerings we may introduce in the future;

●	the price of our securities, including volatility resulting from changes in the competitive and highly regulated industry in which we operate and plan to operate, variations in performance across competitors, changes in laws and regulations affecting our business and changes in the combined capital structure;

●	the ability to implement business plans, forecasts, and other expectations, and identify and realize additional opportunities; and

●	other risks and uncertainties indicated from time to time in filings made with the Securities and Exchange Commission (the “SEC”).

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

Item 1. Financial Statements

SPRINGBIG HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash	$340	$1,500
Accounts receivable, net of allowance of $490 and $300, respectively	1,225	2,003
Contract assets	161	167
Prepaid expenses and other current assets	807	507
Total current assets	2,533	4,177
Right of use asset	257	365
Goodwill	17	17
Property and equipment, net	63	70
Total assets	$2,870	$4,629

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,293	$1,665
Accrued expenses and other current liabilities	4,776	3,851
Deferred payroll tax credits	1,979	1,979
Debt, current	9,774	-
Operating lease liability, current	167	215
Total current liabilities	17,989	7,710
Long-term debt, non-current	-	9,237
Operating lease liability, non-current	90	154
Warrant liabilities	10	16
Total liabilities	18,089	17,117

Stockholders’ Deficit
Common stock par value $0.0001 per share, 300,000,000 authorized at June 30, 2026; 48,795,266 issued and outstanding as of June 30, 2026; 300,000,000 authorized at December 31, 2025; 48,548,772 issued and outstanding as of December 31, 2025	4	4
Additional paid-in-capital	29,312	29,196
Accumulated deficit	(44,535)	(41,688)
Total stockholders’ deficit	(15,219)	(12,488)
Total liabilities and stockholders’ deficit	$2,870	$4,629

The accompanying notes are an integral part of these condensed consolidated financial statements

SPRINGBIG HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues	$4,429	$5,837	$9,873	$11,350
Cost of revenues	1,568	1,499	3,426	2,705
Gross profit	2,861	4,338	6,447	8,645
Expenses
Selling, servicing and marketing	787	1,147	1,456	2,206
Technology and software development	972	1,233	2,201	2,504
General and administrative	1,121	2,684	2,948	5,089
Total operating expenses	2,880	5,064	6,605	9,799

Loss from operations	(19)	(726)	(158)	(1,154)
Other income/ (expense):
Interest income	-	33	-	33
Interest expense	(2,340)	(317)	(2,695)	(640)
Loss on asset disposal	-	(131)	-	(131)
Change in fair value of warrants	6	-	6	-
Total other income/ (expense)	(2,334)	(415)	(2,689)	(738)

Loss before income taxes	$(2,353)	$(1,141)	$(2,847)	$(1,892)
Income taxes expense	-	-	-	-
Net loss	$(2,353)	$(1,141)	$(2,847)	$(1,892)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.02)	$(0.06)	$(0.04)

Weighted-average common shares outstanding:
Basic and diluted	48,787,391	46,829,586	48,674,455	46,609,898

The accompanying notes are an integral part of these condensed consolidated financial statements

SPRINGBIG HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

(UNAUDITED)

(in thousands except share data)

Three Months Ended June 30, 2026

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at March 31, 2026	48,786,932	$4	$29,267	$(42,182)	$(12,911)
Stock-based compensation	-	-	45	-	45
Restricted stock units vesting	8,334	-	-	-	-
Net loss	-	-	-	(2,353)	(2,353)
Balance at June 30, 2026	48,795,266	$4	$29,312	$(44,535)	$(15,219)

Six Months Ended June 30, 2026

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2025	48,548,772	$4	$29,196	$(41,688)	$(12,488)
Stock-based compensation	-	-	116	-	116
Restricted stock units vesting	246,494	-	-	-	-
Net loss	-	-	-	(2,847)	(2,847)
Balance at June 30, 2026	48,795,266	$4	$29,312	$(44,535)	$(15,219)

Three Months Ended June 30, 2025

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at March 31, 2025	46,470,682	$4	$28,829	$(39,192)	$(10,359)
Stock-based compensation	-	-	173	-	173
Restricted stock units vesting	388,813	-	-	-	-
Net loss	-	-	-	(1,141)	(1,141)
Balance at June 30, 2025	46,859,495	$4	$29,002	$(40,333)	$(11,327)

Six Months Ended June 30, 2025

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2024	46,348,351	$4	$28,666	$(38,441)	$(9,771)
Stock-based compensation	-	-	336	-	336
Restricted stock units vesting	511,144	-	-	-	-
Net loss	-	-	-	(1,892)	(1,892)
Balance at June 30, 2025	46,859,495	$4	$29,002	$(40,333)	$(11,327)

The accompanying notes are an integral part of these condensed consolidated financial statements

SPRINGBIG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(2,847)	$(1,892)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on asset disposal	-	131
Non-cash interest expense	2,646	469
Depreciation and amortization	10	62
Amortization of debt financing costs	34	35
Stock-based compensation expense	116	336
Credit loss expense	280	220
Amortization of operating lease right of use assets	108	183
Change in fair value of warrants	(6)	-
Changes in operating assets and liabilities:
Accounts receivable	498	(143)
Prepaid expenses and other current assets	(300)	(169)
Contract assets	6	26
Accounts payable and other liabilities	(1,590)	1,305
Operating lease liabilities	(112)	(345)
Net cash provided by (used in) operating activities	(1,157)	218

Cash flows from investing activities
Purchases of property and equipment	(3)	(14)
Net cash used in investing activities	(3)	(14)

Cash flows from financing activities	-	-

Net increase in cash and cash equivalents	(1,160)	204
Cash and cash equivalents, at beginning of the period	1,500	1,179
Cash and cash equivalents, at end of the period	$340	$1,383
Supplemental cash flows disclosures
Interest paid	$136	$170
Obtaining a right-of-use asset in exchange for a lease liability	$-	$310
Right-of-use asset derecognized in connection with early lease termination	$-	$2,413
Amount added to principal for non-cash interest on Convertible Notes	$502	$331

The accompanying notes are an integral part of these condensed consolidated financial statements

SPRINGBIG HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS

SpringBig Holdings, Inc. and its wholly owned subsidiaries (the “Company,” “we,” “us,”, “our”, or “SpringBig”) developed a software platform that provides marketing and customer engagement services to retailers in regulated industries throughout the United States and Canada. The Company allows merchants to provide loyalty plans and rewards directly to consumers through an internet portal and mobile applications. Our operational headquarters are in Boca Raton, Florida, with additional offices located in the United States and Canada. Until July 2026, the Company had one direct wholly owned subsidiary, SpringBig, Inc.

On June 14, 2022 (the “Closing Date”), SpringBig Holdings, Inc. (formerly known as Tuatara Capital Acquisition Corporation (“Tuatara” or “TCAC”)), consummated the business combination of SpringBig, Inc. (“Legacy SpringBig”) and HighJump Merger Sub, Inc., the wholly-owned subsidiary of Tuatara, pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of April 14, 2022, as amended, by and among Tuatara, HighJump Merger Sub, Inc. and Legacy SpringBig. Prior to the closing of the business combination (the “Closing”), Tuatara changed its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. In connection with the Closing, the registrant changed its name from Tuatara Capital Acquisition Corporation to “SpringBig Holdings, Inc.” SpringBig continued the existing business operations of Legacy SpringBig as a publicly traded company.

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

Subsequent to June 30, 2026, the Company transferred its ownership interest in SpringBig, Inc. pursuant to the Reorganization Agreement, dated July 13, 2026 (the “Reorganization Agreement”), among the Company, SpringBig, Inc, Shalcor Management Inc., as collateral agent and administrative agent for the holders of the Company’s 2024 Secured Convertible Notes and 2024 Secured Term Notes (collectively, the “Notes”), Lightbank II, L.P. and LS Round II, LLC (the “Reorganization”). Following the Reorganization, the Company was released from all obligations under the Notes and with respect to the secured lenders. The Company remains a reporting company under the Exchange Act and is evaluating strategic alternatives.

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

The unaudited condensed consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosure information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for future periods or for the year ending December 31, 2026.

The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2025, as reported in the 2025 Annual Report on Form 10-K.

Going Concern, Liquidity and Management’s Plans

 The Company has incurred recurring losses since inception, resulting in an accumulated deficit of approximately $44.5 million as of June 30, 2026. Cash flows used in operating activities were approximately $1.2 million for the six months ended June 30, 2026. As of June 30, 2026, the Company had cash and cash equivalents of approximately $0.3 million and a working capital deficit of approximately $15.5 million, which includes the reclassification of the Company’s long-term debt to current liabilities as a result of the events of default described below.

The working capital deficit, limited liquidity and maturity of the Company’s secured notes raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date these condensed consolidated financial statements are issued. On April 21, 2026, the Company received a Notice of Default, Reservation of Rights and Notice of Termination relating to the Notes. The Notice advises that, upon the occurrence of an event of default, the holders of the Notes may exercise various remedies available under the Notes and applicable law, including acceleration of the outstanding indebtedness and foreclosure upon the collateral securing the Notes. Although the holders of the Notes had not accelerated the indebtedness or exercised their foreclosure remedies as of June 30, 2026, the Company could provide no assurance that such remedies would not be exercised in the future.

Subsequent to June 30, 2026, the Company consummated the Reorganization under the Reorganization Agreement pursuant to Section 272(b) of the Delaware General Corporation Law (“DGCL”). Pursuant to the Reorganization Agreement, the Company transferred its ownership interest in SpringBig, Inc. to LS Round II, LLC in lieu of the exercise of other secured creditor remedies. In connection with the transaction, the Company was released from all of its obligations under the Notes, representing approximately $12.5 million of principal and accrued interest, while SpringBig, Inc. assumed the remaining obligations under the related financing agreements. As a result of the Reorganization, the Company no longer owns the business previously conducted through SpringBig, Inc. Management is currently evaluating strategic alternatives, including one or more potential business combinations or other strategic transactions. If the Company is unable to consummate such a transaction, however, the Company will likely liquidate and wind up its affairs. There can be no assurance that the Company will successfully complete any such transaction or that these actions will be sufficient to alleviate the conditions giving rise to substantial doubt about the Company’s ability to continue as a going concern.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Foreign Currency

The Company translates the condensed consolidated financial statements of our foreign subsidiaries, which have a functional currency in the respective country’s local currency, to U.S. dollars using month-end exchange rates for assets and liabilities and actual exchange rates for revenue, costs and expenses on the date of the transaction.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is not amortized, but is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. The Company recorded approximately $17,000 of Goodwill in relation to the ViceCRM acquisition during the year ended December 31, 2025. No impairment was recognized during the six months ended June 30, 2026.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Certain accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while the Company has used best estimates based on facts and circumstances available to it at the time, different acceptable assumptions would yield different results. Changes in the accounting estimates are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. The Company reviews these estimates and assumptions periodically and reflects on the effects of revisions in the period that are determined to be necessary. The Company believes that the assumptions and estimates associated with income taxes, equity-based compensation (including issuance of common stock for services rendered), warrants, imputed interest on operating lease liabilities, using the U.S. treasuries rate for a similar term prevailing at the lease commencement date as the benchmark rate and adding an appropriate risk margin, and allowance for credit losses have the greatest potential impact on our consolidated financial statements. Therefore, the Company considers the policies related to these financial areas to be critical accounting policies.

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

The Company performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from customers. The Company maintains a credit loss reserve for expected credit losses based upon the expected collectability of accounts receivable balances.

The Company had one customer representing 20% of total revenues for the six months ended June 30, 2026, and one customer represented more than 17% of total revenues for the six months ended June 30, 2025.

At June 30, 2026, the Company had two customers representing 35% of accounts receivable and one customer represented 32% of accounts receivable at December 31, 2025.

The Company had one vendor representing 93% of cost of goods sold for the six months ended June 30, 2026, and the same vendor represented 90% of cost of goods sold for the six months ended June 30, 2025.

The Company had two vendors representing 53% of accounts payable as of June 30, 2026. At December 31, 2025, two vendors represented 74% of accounts payable.

Deferred Financing Costs

On January 23, 2024, the Company issued $6.4 million aggregate principal amount of 2024 Secured Convertible Notes and $1.6 million aggregate principal amount of 2024 Secured Term Notes. See Note 6. The expenses directly related to issuance of this debt, including investment bank advisory fees, legal fees and other advisory fees, have been deferred and will be expensed over the three-year term of the debt up to January 2027.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. There are no cash equivalents as of June 30, 2026, and December 31, 2025.

As of June 30, 2026, the Company exceeded the federally insured limits of $250,000 for interest and non-interest-bearing deposits. We monitor the financial condition of such institution and have not experienced any losses associated with these accounts.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
	(unaudited)
Accounts receivable	$1,204	$1,583
Unbilled receivables	511	720
Total receivables	1,715	2,303
Less allowance for credit losses	(490)	(300)
Accounts receivable, net	$1,225	$2,003

Credit loss expense was $130,000 for the three months ended June 30, 2026, and 2025. Credit loss expense was $280,000 and $220,000 for the six months ended June 30, 2026, and 2025, respectively. Write-offs charged against the allowance, net of recoveries was $90,000 and $437,000 for the six months ended June 30, 2026, and 2025, respectively. The amounts are included in general and administrative expenses in the condensed consolidated statements of operations.

NOTE 4 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
	(unaudited)
Accrued wages, commission and bonus	$56	$797
Accrued professional fees	376	89
Accrued interest on 2024 Secured Convertible and Term Notes	2,607	592
Sales tax payable	591	659
Deferred financial advisory fees	1,000	1,000
Accrued severance	-	468
Other liabilities	146	246
	$4,776	$3,851

NOTE 5 – RELATED PARTY TRANSACTIONS

There were two members of the board of directors at December 31, 2025, who are related parties to investors in the debt financing transaction completed on January 23, 2024. In aggregate these investors purchased $5.2 million of 2024 Secured Convertible Notes and $1.3 million of 2024 Secured Term Notes. One of the investors was the party that purchased Notes from Jeffrey Harris and Paul Sykes. Refer to Note 6. On February 5, 2026, both members of our board of directors that are related parties to investors in the Notes resigned with immediate effect. The resignations were not due to any disagreements with the Company or the board on any matter relating to the Company’s operations, policies, or practices.

In March 2026, the Company entered into a confidential settlement agreement with Mr. Harris, to resolve all outstanding disputes. The Company believes the agreement reduces potential litigation exposure and uncertainty associated with this matter and does not expect the resolution to have a material adverse effect on its financial position, results of operations, or liquidity. As a result of the settlement, the Company reduced the accrued settlement amount and began making payments to Mr. Harris on April 1, 2026, with two monthly installments of $25,000. The Company ceased making payments on the settlement as of June 1, 2026, and the remaining balance of $75,000 was written-off due to a dispute among the parties.

NOTE 6 – LONG-TERM DEBT

The table below presents the components of outstanding debt (in thousands):

	June 30, 2026	December 31, 2025
	(unaudited)
2024 Secured Term Notes - related parties	$1,386	$1,386
2024 Secured Term Notes	214	214
2024 Secured Convertible Notes - related parties	7,117	6,682
2024 Secured Convertible Notes	1,097	1,030
	9,814	9,312
Less deferred financing fees, net	(40)	(75)
	$9,774	$9,237

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

The interest rates on the 2024 Secured Term Notes and 2024 Secured Convertible Notes increased to 17% and 13%, respectively, with effect from the date of amendment, with the interest rates then reducing by 0.75% for each three-month period that the Company reports an Adjusted EBITDA exceeding $900,000, starting with the three months ended March 31, 2025, subject to a maximum reduction to 14% and 10%, respectively. In addition, a sum of $64,000 was payable to the holders of the 2024 Secured Term Notes in January 2025, and the principal amount of the 2024 Secured Convertible Notes was increased by $266,000 with effect from the date of the amendment.

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

On February 6, 2026, the Company notified the holders of the 2024 Secured Convertible Notes and the 2024 Secured Term Notes that the Company was not in compliance with the minimum cash covenant under the applicable note agreements for the month of January 2026. Subsequently, the Company provided to the holders a compliance certificate stating that the Company was in compliance with the minimum cash covenant under the applicable note agreements for each of the months of February and March 2026. On May 15, 2026 the holders exercised their remedies associated with such event of default and began exercising their control of Springbig, Inc. As part of the remedy the noteholders removed Jaret Christopher as CEO of Springbig, Inc. and as part of the final settlement with Springbig Holdings, Inc., were granted default interest back to the date of loan origination. See Note 16.

The Company recorded interest expense for the three and six months ended June 30, 2026 of $2,340,000 and $2,695,000 respectively, in connection with the 2024 Secured Term Notes and 2024 Secured Convertible Notes. Interest on the Notes has been calculated at the applicable default rate in accordance with the terms of the Notes. The accrued interest balance as of June 30, 2026 includes the retrospective application of the default rate for the applicable periods. See Note 16, for additional information regarding the subsequent reorganization and treatment of the Notes.

In light of the contractual maturity of the Company’s long-term debt within twelve months of the balance sheet date and the subsequent settlement between SpringBig Holdings, Inc. and the noteholders, such amounts have been classified as a current liability in the accompanying condensed consolidated balance sheets as of June 30, 2026.

NOTE 7 – WARRANT LIABILITIES

The Company's public warrants are accounted for as liabilities and remeasured at fair value each reporting period. The warrant liability, classified as Level 2, was approximately $10,000 and $16,000 at June 30, 2026 and December 31, 2025, respectively.

At June 30, 2026 and December 31, 2025, the estimated fair value of the warrants was $9,600 and $16,000, respectively.

The Company recorded a change in fair value of $6,000 for the three and six months ended June 30, 2026, and a fair value loss of $0 for the three and six months ended June 30, 2025.

The fair value is determined in accordance with ASC 820, Fair Value Measurement.

NOTE 8 – REVENUE RECOGNITION

The following table represents our revenues disaggregated by type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Retail revenue	$4,367	$5,756	$9,748	$11,193
Brand revenue	62	81	125	157
	$4,429	$5,837	$9,873	$11,350

NOTE 9 – STOCK BASED COMPENSATION

The Company maintains the SpringBig Holdings, Inc. 2022 Long-Term Incentive Plan (the “2022 Incentive Plan”).

The number of shares automatically added to the number of shares authorized for issuance on January 1, 2025, and 2026 was 2,317,417 and 2,427,439, respectively, being 5% of the number of the Company’s common stock issued and outstanding on December 31, 2024, and 2025, respectively. The total number of shares of common stock authorized for issuance under the 2022 Incentive Plan is 9,759,984 as of June 30, 2026.

The following table summarizes information on Restricted Stock Units outstanding as of June 30, 2026, under the 2022 Incentive Plan:

	Restricted Stock Units Outstanding
	Number of RSU’s	Weighted Average Fair Value (per share)	Weighted Average Vesting (years)
Outstanding Balance, January 1, 2025	2,665,852	$0.45	1.7
RSU’s granted	15,992,103	$0.06
RSU’s forfeited and cancelled	(2,331,250)	$0.38
RSU’s vested and common stock issued	(1,008,892)	$0.30
Outstanding Balance, December 31, 2025	15,317,813	$0.06	4.7
RSU’s forfeited and cancelled	(14,901,275)	$0.06
RSU’s vested and common stock issued	(246,494)	$0.25
Outstanding Balance, June 30, 2026	170,044	$0.14	0.6

During the three and six months ended June 30, 2026, compensation expense recorded in connection with the 2022 Incentive Plan was $45,000 and $116,000, respectively. During the three and six months ended June 30, 2025, compensation expense recorded in connection with the 2022 Incentive Plan was $173,000 and $336,000, respectively. The expense is reported within general and administrative expenses. The remaining expense of approximately $16,000 will be recognized in future periods through March 2027.

NOTE 10 – LEASES

The Company leases office facilities under non-cancelable operating lease agreements that expire on various dates through April 2028.

As of June 30, 2026 and December 31, 2025, operating lease right-of-use assets were $257,000 and $365,000, respectively. Operating lease liabilities were $257,000 and $369,000, respectively, of which $167,000 and $215,000, respectively, were classified as current liabilities.

Operating lease cost was $64,000 and $299,000 for the three months ended June 30, 2026 and 2025, respectively, and $128,000 and $401,000 for the six months ended June 30, 2026 and 2025, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

Employee Retention Payroll Tax Credits

In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide economic and other relief as a result of the COVID-19 pandemic. The CARES Act includes, among other items, provisions relating to refundable employee retention payroll tax credits. Due to the complex nature of the employee retention credit computations, any benefits we may receive are uncertain and may significantly differ from our current estimates. We plan to record any benefit related to these credits upon both the receipt of the benefit and the resolution of the uncertainties, including, but not limited to, the completion of any potential audit or examination, or the expiration of the related statute of limitations. At December 31, 2023, the Company had a net credit balance of $1.8 million related to these credits. During the year ended December 31, 2025 the Company received an additional $0.2 million in the form of a payroll tax refund. We have deferred recognition of the remaining $2.0 million, which is recorded in current liabilities on the accompanying consolidated balance sheets.

Vendor Commitment

In May 2025, the Company entered into an agreement with its largest vendor. As part of the agreement the Company has committed to spending a specified minimum monthly spend with the vendor for 34 months, with additional 1 year renewals. The minimum monthly spend is reflected in each month reported, based on the activity for each month. In February 2026, the Company and the vendor amended the agreement to adjust the minimum monthly spend and in the process finalized all minimum monthly payment requirements relating to 2025. Those costs have all been recorded through the cost of revenues in the consolidated statements of operations. The term of the agreement was extended to October 2030.

NOTE 12 – STOCKHOLDERS’ DEFICIT

In connection with the Company’s 2022 business combination, 1,000,000 shares of common stock held by the Sponsor were placed in escrow and an additional 10,500,000 shares of common stock were designated as contingent earnout shares, in each case subject to the achievement of specified common stock price thresholds prior to the fifth anniversary of the closing of the business combination. As of June 30, 2026, the applicable stock price thresholds had not been achieved and no such shares had been released or issued.

NOTE 13 – NET LOSS PER SHARE

As of June 30, 2026, and 2025, there were 48,795,266 and 46,859,495 shares of common stock issued and outstanding, respectively.

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

The following table reconciles actual basic and diluted earnings per share for the three and six months ended June 30, 2026, and 2025, respectively (in thousands, except share and per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Loss per share:
Numerator:
Net loss	$(2,353)	$(1,141)	$(2,847)	$(1,892)

Denominator:
Weighted average common shares outstanding	48,787,391	46,829,586	48,674,455	46,609,898
Net loss per common share
Basic and diluted	$(0.05)	$(0.02)	$(0.06)	$(0.04)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share for the three and six months ended June 30, 2026, and June 30, 2025, were as follows:

	Six Months Ended June 30,
	2026	2025
Shares subject to outstanding common stock options	1,230,244	1,450,697
Shares subject to convertible notes stock conversion	54,760,000	48,276,080
Shares subject to warrants stock conversion	16,000,000	16,000,000
Shares subject to contingent earn out	10,500,000	10,500,000
Restricted stock units	170,044	17,047,306

NOTE 14 – INCOME TAXES

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes, foreign taxes, and changes in the Company’s full valuation allowance against its deferred tax assets. The Company’s effective tax rate for the three and six months ended June 30, 2026 and June 30, 2025 is 0%.

NOTE 15 – SEGMENT REPORTING

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

The following table presents selected financial information with respect to the Company’s single operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$4,429	$5,837	$9,873	$11,350
Cost of revenue	1,568	1,499	3,426	2,705
Gross profit	$2,861	$4,338	$6,447	$8,645
Less: Employee expense	900	2,674	3,263	5,238
Contractor expense	120	271	317	533
Occupancy expense	80	367	156	617
Professional services expense	221	287	689	575
Technology platform hosting expense	153	475	323	664
Credit loss expense	130	130	280	220
Other expenses ^	1,276	860	1,577	1,952
Loss from operations	$(19)	$(726)	$(158)	$(1,154)
Interest income	-	33	-	33
Interest expense	(2,340)	(317)	(2,695)	(640)
Loss on disposal	-	(131	-	(131
Change in fair value of warrants	6	-	6	-
Net loss	$(2,353)	$(1,141)	$(2,847)	$(1,892)

^	Other expenses include all other operating expenses, including insurance, subscriptions for software used in the operations, stock-based compensation, depreciation and amortization and severance payments.

The measure of segment assets is reported on the condensed balance sheet as total assets.

NOTE 16 – SUBSEQUENT EVENTS

On July 13, 2026, the Company consummated the transactions contemplated by the Reorganization Agreement, among the Company, SpringBig, Inc, Shalcor Management Inc., as collateral agent and administrative agent for the holders of the Company’s Notes, Lightbank II, L.P. and LS Round II, LLC (the “Transferee”).

Pursuant to the Reorganization Agreement, the Company transferred all of its equity interests in SpringBig, Inc., together with substantially all of the collateral securing the Company’s outstanding Notes, to the Transferee pursuant to Section 272(b) of the DGCL in lieu of the exercise of other secured creditor remedies.

In connection with the Reorganization, the Company was released from all of its obligations under the Notes, representing approximately $12.5 million of principal and accrued interest, while SpringBig, Inc. assumed the remaining obligations under the existing note purchase agreement and related loan documents. The Transferee also paid cash consideration to the Company of approximately $172 thousand at closing.

Following the Reorganization, the Company no longer owns the equity interests of SpringBig, Inc. and its principal assets consist primarily of the cash consideration received at closing together with any remaining assets and liabilities not transferred pursuant to the Reorganization Agreement. Management is evaluating the accounting and reporting implications of the transaction, including its effect on the Company’s future financial statements and operations. If the Company is unable to consummate a strategic transaction, the Company will likely liquidate and wind up its affairs.

On July 10, 2026, the Board of Directors appointed Andrew Jay Glashow as a director and Chief Executive Officer of the Company, effective immediately. Mr. Glashow will receive an annual base salary of $125,000 and will be entitled to receive a performance bonus in the event the Company consummates a strategic transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As described under “Recent Developments” below and in Note 16 to the condensed consolidated financial statements included in Item 1 of this report, subsequent to June 30, 2026, the Company consummated a reorganization transaction pursuant to which it transferred all of its equity interests in SpringBig, Inc. and no longer owns or operates the business previously operated by SpringBig, Inc. described below. Going forward, the Company will no longer include such business in its operations and financial results.

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

SpringBig serves approximately 706 clients across more than 2,600 distinct retail locations in North America. Our clients distribute approximately 600 million messages annually, via text, push or email, and in the last year more than $5.6 billion of gross merchandise value was accounted for by clients utilizing our platform.

On June 14, 2022, SpringBig Holdings, Inc., a Delaware corporation (formerly known as Tuatara Capital Acquisition Corporation (“Tuatara”)), consummated a business combination of Tuatara and SpringBig, Inc., a Delaware corporation. Pursuant to the merger agreement, prior to the closing of the business combination, Tuatara changed its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. Prior to the closing date, and in connection with the closing, Tuatara changed its name to SpringBig Holdings, Inc.

As a consequence of the business combination, SpringBig, Inc. became the successor to an SEC-registered and Nasdaq-listed company, which required us to implement procedures and processes to address public company regulatory requirements and customary practices. On September 5, 2023, we were delisted from the Nasdaq Capital Market and our common stock is now quoted for trading on the OTCQB® Venture Market.

Recent Developments

On July 13, 2026, we consummated a reorganization transaction (the “Reorganization”) pursuant to the Reorganization Agreement, dated July 13, 2026 (the “Reorganization Agreement”), among us, SpringBig, Inc, Shalcor Management Inc., as collateral agent and administrative agent for the holders of our 2024 Secured Convertible Notes and 2024 Secured Term Notes (collectively, the “Notes”), Lightbank II, L.P. and LS Round II, LLC. As part of the Reorganization, we transferred all of our equity interests in SpringBig, Inc. to LS Round II, LLC pursuant to Section 272(b) of the Delaware General Corporation Law, in lieu of the exercise of other secured creditor remedies under the Company’s Notes. In connection with the transaction, we were released from all of our obligations under the Notes, representing approximately $12.5 million of principal and accrued interest, and received cash consideration of approximately $172 thousand at closing. As a result, we no longer own the operating business previously conducted through SpringBig, Inc. We remain a reporting company under the Exchange Act and are evaluating strategic alternatives. See Note 16 to the condensed consolidated financial statements for additional information.

On May 28, 2026, we entered into a Separation Agreement with Jaret Christopher, pursuant to which Mr. Christopher ceased to serve as the Chief Executive Officer and a director of the Company.

On July 10, 2026, our Board of Directors appointed Andrew Jay Glashow as a director and as Chief Executive Officer of the Company, effective immediately, to lead our efforts to identify and consummate a strategic business combination. If we are unable to consummate such a transaction, we will likely liquidate and wind up our affairs in accordance with Delaware law.

Key Operating and Financial Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following is our analysis for the three and six months ended June 30, 2026, and 2025, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$4,429	$5,837	$9,873	$11,350
Net loss	(2,353)	(1,141)	(2,847)	(1,892)
Adjusted EBITDA	161	285	291	610

Number of retail clients	706	762	706	762
Net revenue retention	66%	78%	66%	78%
Number of messages (million)	138	151	285	284

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

Our revenue growth is generally achieved through a mix of new clients, clients upgrading their subscriptions (as new clients will frequently enter into a relatively low level of subscription (with respect to the size of such client’s database and the number of their customers on such database) and/or the number of pre-determined communication credits), which frequently occurs shortly after such a client initially becomes a client, and the excess use element of revenues. “Excess use” revenues are revenues derived from amounts charged to clients for exceeding the pre-determined credit volume set forth in the applicable client’s subscription agreement. Given this combination, and particularly the tendency for clients to upgrade soon after becoming a client, we do not actively monitor revenue split between new and existing clients, preferring to use the split between subscription and excess use in combination with net dollar retention and the number of clients as key metrics, as described below.

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

A reconciliation of net loss before taxes to non-GAAP EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net loss	$(2,353)	$(1,141)	$(2,847)	$(1,892)
Interest income	-	(33)	-	(33)
Interest expense	2,340	317	2,695	640
Income tax expense	-	-	-	-
Depreciation expense	5	29	10	62
EBITDA	(8)	(828)	(142)	(1,223)

Stock-based compensation	45	173	116	336
Credit loss expense	130	130	280	220
Lease termination fee	-	550	-	550
Severance and related payments	-	260	43	727
Change in fair value of warrants	(6)	-	(6)	-
Adjusted EBITDA	$161	$285	$291	$610

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

Regulation and Maturation of Cannabis Markets

The cannabis industry continues to evolve as additional jurisdictions consider or implement legalization of cannabis for medical and/or adult use and the applicable regulatory environment continues to develop. Historically, these developments, as well as the growth and maturation of legal cannabis markets, had a significant impact on our business, customers and operating results.

Following the Company’s recent reorganization, however, the Company is no longer engaged in the cannabis-focused operations that historically comprised its principal business. Accordingly, developments in the cannabis industry and changes in cannabis laws and regulations are not expected to have the same direct impact on the Company’s future operations and financial results as they have historically.

The Company is currently focused on evaluating strategic opportunities, including a potential merger or other strategic transaction. As a result, the Company’s future business and financial results will depend primarily on the outcome of these strategic efforts and, following the completion of any transaction, the business, industry and regulatory environment of the resulting company.

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

Results of Operations

Comparison of Three Months Ended June 30, 2026, compared to Three Months Ended June 30, 2025

The following tables set forth our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2026	2025	Increase (decrease)%
	(in thousands)
Revenue	$4,429	$5,837	$(1,408)	-24%
Cost of revenue	1,568	1,499	(69)	-5%
Gross profit	2,861	4,338	(1,477)	-34%
Operating expenses:
Selling, servicing and marketing	787	1,147	360	31%
Technology and software development	972	1,233	261	21%
General and administrative	1,121	2,684	1,563	58%
Total operating expenses	2,880	5,064	2,184	43%
Loss from operations	(19)	(726)	707
Interest income	-	33	(33)	Nm
Interest expense	(2,340)	(317)	(2,023)	638%
Loss on asset disposal	-	(131)	131	Nm
Change in fair value of warrants	6	-	6	Nm
Loss before taxes	(2,353)	(1,141)	(1,212)	-106%
Provision for income taxes	-	-	-
Loss after taxes	$(2,353)	$(1,141)	$(1,212)	-106%

nm-not meaningful

Revenues. Net revenue decreased to approximately $4.4 million for the three months ended June 30, 2026 from approximately $5.8 million for the comparable prior-year period, a decrease of approximately 24%.

The decline was primarily attributable to lower revenue generated from existing customers resulting from customer attrition and reduced messaging activity from certain enterprise customers, partially offset by revenue generated from new customer additions.

Gross Profit. Cost of revenue increased modestly to approximately $1.6 million compared to approximately $1.5 million in the prior-year period despite the decline in revenue. Gross profit decreased to approximately $2.9 million from approximately $4.3 million, while gross margin declined to approximately 65% from approximately 74%.

The decline in gross margin primarily reflects lower revenue levels while certain messaging and platform costs remained relatively fixed, resulting in a higher cost of revenue as a percentage of sales.

Operating Expenses. Operating expenses decreased by $2.2 million, or 43%, for the three months ended June 30, 2026, compared with the same period in 2025.

Selling, servicing and marketing expense decreased approximately 31% to $0.8 million from $1.1 million in the prior-year period, primarily due to lower personnel-related costs and reduced discretionary spending.

Technology and software development expense decreased approximately 21% to $1.0 million from $1.2 million, primarily reflecting lower personnel costs and continued expense management initiatives.

General and administrative expense decreased approximately 58% to $1.1 million from $2.7 million in the prior-year period. The decrease primarily reflects lower compensation expense, reduced professional fees and other cost reduction initiatives implemented during the past year.

As a result of these reductions, total operating expenses declined approximately 43% compared to the prior-year period. Loss from operations improved significantly to approximately $19 thousand compared to an operating loss of approximately $726 thousand in the prior-year quarter.

Interest Expense. Interest expense increased to approximately $2.3 million from approximately $0.3 million during the prior-year period. The increase was primarily attributable to accrued default interest and non-cash interest associated with the Company’s outstanding secured convertible and term notes.

Change in fair value of warrants. The Company also recognized an immaterial gain related to changes in the fair value of warrant liabilities.

Comparison of Six Months Ended June 30, 2026, compared to Six Months Ended June 30, 2025

The following tables set forth our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025	Increase (decrease)%
	(in thousands)
Revenue	$9,873	$11,350	$(1,477)	-13%
Cost of revenue	3,426	2,705	(721)	-27%
Gross profit	6,447	8,645	(2,198)	-25%
Operating expenses:
Selling, servicing and marketing	1,456	2,206	750	34%
Technology and software development	2,201	2,504	303	12%
General and administrative	2,948	5,089	2,141	42%
Total operating expenses	6,605	9,799	3,194	33%
Loss from operations	(158)	(1,154)	996
Interest income	-	33	(33)	Nm
Interest expense	(2,695)	(640)	(2,055)	-321%
Loss on asset disposal	-	(131	131	Nm
Change in fair value of warrants	6	-	6	Nm
Loss before taxes	(2,847)	(1,892)	(955)	-50%
Provision for income taxes	-	-	-
Loss after taxes	$(2,847)	$(1,892)	$(955)	-50%

nm-not meaningful

Revenues. Net revenue decreased approximately 13% to $9.9 million for the six months ended June 30, 2026 from approximately $11.4 million during the comparable prior-year period.

The decrease primarily reflects lower customer usage and customer attrition, partially offset by revenue from new customer relationships.

Gross Profit. Cost of revenue increased to approximately $3.4 million from approximately $2.7 million, while gross profit declined to approximately $6.4 million from approximately $8.6 million.

Gross margin declined from approximately 76% during the prior-year period to approximately 65% during the current-year period primarily due to lower revenue combined with messaging costs representing a larger percentage of revenue.

Operating Expenses. Operating expenses decreased by $3.2 million, or 33%, for the six months ended June 30, 2026, compared with the same period in 2025.

Selling, servicing and marketing expense decreased approximately 34% to $1.5 million.

Technology and software development expense decreased approximately 12% to $2.2 million.

General and administrative expense declined approximately 42% to approximately $2.9 million, reflecting lower personnel costs, reduced professional fees and continued cost control efforts.

Overall, total operating expenses decreased approximately 33% to $6.6 million from $9.8 million.

Loss from operations improved substantially to approximately $0.2 million compared to approximately $1.2 million during the prior-year period.

Interest Expense. Interest expense increased to approximately $2.7 million from approximately $0.6 million during the prior-year period, primarily reflecting accrued default interest and additional non-cash interest recognized on the Company’s outstanding secured notes.

Change in fair value of warrants. The Company also recognized an immaterial gain related to changes in the fair value of warrant liabilities.

Liquidity & Capital Resources

We have incurred net losses since inception, and experienced negative cash flows from operations. Prior to the business combination, we financed our operations and capital expenditures primarily through the private sales of equity securities and revenue. The net losses since the business combination have been financed through the capital received because of the business combination, a public equity offering in May 2023, short-term cash advances as described below, and the issuance of $8.0 million term notes and convertible notes in January 2024. Following the Reorganization, we no longer own the operating business previously conducted through SpringBig, Inc. We intend to pursue a strategic business combination, but if unable to do so, will likely liquidate and wind up our affairs in accordance with Delaware law.

On January 23, 2024, we raised $6.4 million through the issuance of 2024 Secured Convertible Notes and $1.6 million through the issuance of 2024 Secured Term Notes. The net cash proceeds, after transaction expenses, were $7.2 million.

The 2024 Secured Convertible Notes accrued interest which was added to the outstanding principal balance semi-annually. The 2024 Secured Convertible Notes were convertible into common stock at a conversion price of $0.15 per share at the holder’s option any time up to the day prior to maturity, initially in January 2026. The 2024 Secured Term Notes, initially due at issuance in January 2026, accrued interest payable in cash semi-annually. The Notes ranked pari passu and were secured by substantially all of our assets.

On November 11, 2024, we amended the terms of the Notes including extending the maturity date to January 23, 2027, amending the interest rates and adjusting the requirement for us to maintain a minimum cash balance of at least $1 million with the provision now applicable only at the end of any calendar month commencing on or after February 1, 2025.

The interest rates on the Notes increased to 17% and 13%, respectively, with effect from the date of amendment, with the interest rates then reducing by 0.75% for each three-month period that we reported an Adjusted EBITDA exceeding $900,000, starting with the three months ended March 31, 2025, subject to a maximum reduction to 14% and 10%, respectively. In addition, a sum of $64,000 was payable to the holders of the 12% Secured Term Notes in January 2025, and the principal amount of the 8% Secured Convertible Notes was increased by $266,000 with effect from the date of the amendment.

We could prepay any portion of the 2024 Secured Term Notes, without penalty, at any time after February 1, 2025.

As of June 30, 2026, we classified all outstanding debt as current as such obligations were contractually due within twelve months. As noted above in Note 16 to our condensed consolidated financial statements, we also received a Notice of Default, Reservation of Rights and Notice of Termination in relation to the Notes and related documents. Interest on the Notes has been calculated at the applicable default rate in accordance with the terms of the Notes. The accrued interest balance as of June 30, 2026 includes the retrospective application of the default rate for the applicable periods.

Subsequent to June 30, 2026, the Company completed the Reorganization . The transaction transferred ownership of SpringBig, Inc. to LS Round II, LLC and released us from our obligations under the Notes, while SpringBig, Inc. assumed the remaining obligations under the financing arrangements. As a result of the transaction, we no longer own the operating business previously conducted through SpringBig, Inc., and management is evaluating the impact of the transaction on our future operations, financial reporting and strategic alternatives.

The following table summarizes our cash, accounts receivable, and working capital at June 30, 2026, and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$340	$1,500
Accounts receivable, net	1,225	2,003
Working capital	(15,456)	(3,533)

^ -	Includes Long-term debt reclassified to Short-term liabilities.

Following the Reorganization, we have limited cash resources and sources of revenue. To the extent we pursue a strategic business combination or other transaction, we may need to raise additional capital. There can be no assurance that we will be able to raise additional funds on acceptable terms, or at all. Any additional equity financing may be dilutive to stockholders, and any debt financing may contain covenants that restrict operations.

As discussed under “Going Concern,” the reclassification of our long-term debt to current liabilities and our resulting working capital deficit raise substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2026, and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Total cash provided by (used in):
Operating activities	$(1,157)	$218
Investing activities	(3)	(14)
Financing activities	-	-
	$(1,160)	$204

Operating Activities

Net cash used in operating activities was approximately $1.2 million during the six months ended June 30, 2026 compared to net cash provided by operating activities of approximately $0.2 million during the comparable prior-year period.

The increase in cash used primarily reflects our net loss, partially offset by significant non-cash interest expense and favorable changes in working capital, including collections of accounts receivable. These benefits were more than offset by reductions in accounts payable and accrued liabilities and other working capital changes.

Investing Activities

Net cash used in investing activities was nominal during both periods and consisted primarily of purchases of computer equipment and other capital expenditures.

Financing Activities

The Company had no cash provided by or used in financing activities during either the six months ended June 30, 2026 or the comparable prior-year period.

Off-Balance Sheet Arrangements

At June 30, 2026, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to shareholders.

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

We record a deferred tax asset or liability based on the difference between financial statement and tax basis of assets and liabilities as measured by the anticipated tax rates which will be in effect when these differences reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. We adopted ASU 2016-17, Balance Sheet Classification of Deferred Taxes. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will only have one net noncurrent deferred tax asset or liability.

We have evaluated our tax positions for any uncertainties based on the technical merits of the positions taken. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be upheld on examination by taxing authorities. We have analyzed the tax positions taken and have concluded that as of June 30, 2026, and 2025, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability or disclosure in the financial statements.

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

We estimate the fair value of stock options using the Black-Scholes valuation model. The expected life represents the term the options granted are expected to be outstanding. The expected volatility was determined using the historical volatility of similar publicly traded companies. The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of grant.

Stock-Based Compensation – Market-Based Vesting Restricted Stock Units

In March and April 2025, we granted market-based restricted stock units (“RSUs”) to certain executives. The awards vest in multiple tranches upon our common stock achieving specified volume-weighted average price (“VWAP”) targets for at least twenty consecutive trading days during the ten-year contractual term, subject to continued service. If the applicable target is not achieved prior to expiration, the corresponding tranche will be forfeited.

The grant-date fair values of the awards were determined using a Monte Carlo simulation model incorporating assumptions regarding expected volatility, risk-free interest rates, and other factors. In accordance with ASC 718, the total grant-date fair value is recognized over the derived service periods for each tranche, regardless of whether the market conditions are ultimately satisfied.

Allowance for Credit Losses

Our reserve methodology used to determine the appropriate level of the allowance for credit losses (“ACL”) is a critical accounting estimate. The ACL is maintained at a level believed to be appropriate to provide for the current credit losses expected to be incurred with respect to accounts receivable balances at the balance sheet date, including balances associated with known or anticipated problem customers.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The ASU requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization, and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively. We are currently evaluating this ASU to determine its impact on our disclosures.

In July 2025, the FASB issued ASU No. 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU amends certain aspects of the current expected credit loss (“CECL”) model as it applies to trade receivables and contract assets, including clarifications related to measurement methodologies and disclosure requirements. We adopted this guidance effective January 1, 2026. The adoption of ASU No. 2025-05 did not have a material impact on our consolidated financial statements or related disclosures.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which clarifies the accounting for costs incurred in the development and implementation of internal-use software. We are currently evaluating the impact of this guidance on our consolidated financial statements. We do not expect the adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.

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

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer) evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2026, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

For a description of developments to legal proceedings during the six months ended June 30, 2026, see “Litigation” under Note 11, “Commitments and Contingencies” to our condensed consolidated financial statements.

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

The Company’s ability to continue as a going concern is dependent upon its ability to identify and consummate a strategic business combination or other transaction. If the Company is unable to consummate such a transaction, the Company will likely liquidate and wind up its affairs.

On January 23, 2024, the Company entered into a securities purchase agreement (the “Notes Purchase Agreement”) with Shalcor Management, Inc. and other purchasers (the “Investors”), pursuant to which the Company issued $6.4 million aggregate principal amount of Senior Secured Convertible Notes and $1.6 million aggregate principal amount of Senior Secured Term Notes (collectively, the “Notes”). SpringBig, Inc. guaranteed the Company’s obligations under the Notes, and the Investors were granted a security interest in substantially all of the assets of the Company and SpringBig, Inc. On November 11, 2024, the terms of the Notes were amended, including extension of the maturity date to January 23, 2027 and increases to the applicable interest rates.

On February 6, 2026, the Company notified the holders of the Notes that it was not in compliance with the minimum cash balance covenant under the applicable note agreements for the month of January 2026. On April 21, 2026, the Company received a Notice of Default, Reservation of Rights and Notice of Termination from the noteholders. On May 15, 2026, the noteholders began exercising their remedies under the note agreements, including exercising control over SpringBig, Inc. and removing the Company’s then-serving Chief Executive Officer.

On July 13, 2026, the Company consummated the transactions contemplated by a Reorganization Agreement (the “Reorganization Agreement”) among the Company, SpringBig, Inc., Shalcor Management Inc. (as collateral agent and administrative agent), Lightbank II, L.P., and LS Round II, LLC (the “Transferee”). Pursuant to the Reorganization Agreement, the Transferee received all issued and outstanding equity interests in SpringBig, Inc., the subsidiary through which the Company conducted its business operations, pursuant to Section 272(b) of the Delaware General Corporation Law. As a result of the Reorganization Transaction, the Company was fully released from all of its obligations under the Notes, representing approximately $12.5 million of principal and accrued interest.

Following the consummation of the Reorganization Transaction, the Company no longer owns the operating business previously conducted through SpringBig, Inc. The Company’s remaining assets consist primarily of approximately $172 thousand in cash consideration received at closing, together with any remaining assets and liabilities not transferred pursuant to the Reorganization Agreement. The Company intends to pursue a strategic business combination. If the Company is unable to consummate such a transaction, however, the Company will likely liquidate and wind up its affairs. There can be no assurance that the Company will successfully identify, negotiate, or complete any such transaction on favorable terms, or at all. Even if the Company identifies a potential transaction, it may lack the financial resources, operational infrastructure, or management capacity to consummate it. The Company’s limited cash resources may make it difficult to attract potential business combination partners or to negotiate favorable terms.

The Company believes that its former Chief Executive Officer, Jaret Christopher, is not entitled to the issuance of shares of the Company’s common stock pursuant to agreements entered into with the Company. If the Company’s position is ultimately determined to be incorrect, the issuance of such shares would materially increase the number of the Company’s issued and outstanding shares of common stock, which could negatively impact the Company’s stock price.

On April 1, 2026, the Company entered into an Executive Employment Agreement and a related Restricted Stock Award Agreement with its former Chief Executive Officer, Jaret Christopher. The agreements established, among other things, Mr. Christopher’s compensation, severance benefits and equity awards, including the grant of 12,891,251 shares of restricted common stock. On May 28, 2026, the Company and Mr. Christopher entered into a Separation Agreement providing for two months of severance and a one-time cash payment of $50,000 to Mr. Christopher.

The Company has not issued any shares pursuant to the Restricted Stock Award Agreement with Mr. Christopher. The Company believes that Mr. Christopher is not entitled to the issuance of such shares and has not reflected such shares in its accompanying condensed consolidated financial statements or in the number of issued and outstanding shares of common stock. If the Company’s position is ultimately determined to be incorrect, the issuance of such shares would materially increase the number of the Company’s issued and outstanding shares of common stock, which could negatively impact the Company’s stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

See Note 6, “Long-Term Debt” and Note 16, “Subsequent Events” to the Company’s condensed consolidated financial statements.

As of June 30, 2026, the Company was in default under its 2024 Secured Convertible Notes and 2024 Secured Term Notes, with an aggregate outstanding principal balance of approximately $9.8 million. The default arose from the Company’s failure to maintain the minimum cash balance covenant and other requirements under the applicable note agreements for the month of January 2026. On April 21, 2026, the Company received a Notice of Default, Reservation of Rights and Notice of Termination from the noteholders. On May 15, 2026, the noteholders began exercising their remedies under the note agreements, including exercising control over SpringBig, Inc. As of the date of this filing, the Company has consummated the Reorganization described in Note 16 to the condensed consolidated financial statements, pursuant to which SpringBig Holdings, Inc. was released from its obligations under the secured notes upon its transfer of all of its equity interests in SpringBig, Inc. to the transferee under the Reorganization Agreement, as defined in Note 16 to the condensed consolidated financial statements.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

(a)	None.

(b)	None.

(c)	During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed/Furnished Herewith	SEC File #
3.1	Certificate of Incorporation of SpringBig Holdings, Inc.	10-K	3.1	April 01, 2024		001-40049
3.2	By-Laws of SpringBig Holdings, Inc.	10-K	3.2	April 01, 2024		001-40049
#10.1	Employment Agreement, dated as of April 1, 2026, between SpringBig Holdings, Inc. and Jaret Christopher	10-Q	10.1	May 14, 2026		000-40049
#10.2	Restricted Stock Award Agreement, dated as of April 1, 2026, between SpringBig Holdings, Inc. and Jaret Christopher	10-Q	10.2	May 14, 2026		000-40049
#10.3	Separation Agreement, dated May 28, 2026, between SpringBig Holdings, Inc. and Jaret Christopher				*
#10.4	Key Employee Retention, Transition, and Resignation Agreement, dated June 29, 2026, between SpringBig Holdings, Inc. and Jason Moos				*
10.5	Reorganization Agreement, dated July 13, 2026, by and among SpringBig Holdings, Inc., SpringBig, Inc., Shalcor Management Inc., Lightbank II, L.P., and LS Round II, LLC	8-K	10.1	July 16, 2026		001-40049
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				*

*	Filed herewith.

**	Furnished herewith.

#	Indicates a management or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SpringBig Holdings, Inc.

By:	/s/ Andrew Glashow
Name:	Andrew Glashow
Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 19, 2026